Form 10-Q
period 2025-09-30
Franklin Solana Trust
filed 2025-12-17
CIK 2057388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or
☐
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-285121

FRANKLIN SOLANA ETF
A Series of FRANKLIN SOLANA TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	39-6814889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403-1906
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Franklin Solana ETF Shares	SOEZ	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.). ☐  Yes  ☒  No

The registrant had 100,000 outstanding shares as of December 5, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for Solana and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Emerging Growth Company Status

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

●
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
●
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;
●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●
the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

2

Franklin SOLANA ETF
Franklin SOLANA TRUST

3

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

Franklin SOLANA ETF
Franklin SOLANA TRUST

Index to Unaudited Financial Statements

Page
Combined Statement of Assets and Liabilities (Unaudited) at September 30, 2025 for Franklin Solana Trust	2

Combined Schedule of Investments (Unaudited) at September 30, 2025 for Franklin Solana Trust	3

Combined Statement of Cash Flows (Unaudited) for the period from September 22, 2025 (Date of Initial Seed creation) to September 30, 2025 for Franklin Solana Trust	4

Combined Statement of Changes in Net Assets (Unaudited) for the period from September 22, 2025 (Date of Initial seed creation) to September 30, 2025 for Franklin Solana Trust	5

Notes to the Combined Financial Statements (Unaudited) for Franklin Solana Trust	6

Statement of Assets and Liabilities (Unaudited) at September 30, 2025 for Franklin Solana ETF	11

Schedule of Investments (Unaudited) at September 30, 2025 for Franklin Solana ETF	12

Statement of Cash Flows (Unaudited) for the period from September 22, 2025 (Date of initial seed creation) to September 30, 2025 for Franklin Solana ETF	13

Statement of Changes in Net Assets (Unaudited) for the period from September 22, 2025 (Date of initial seed creation) to September 30, 2025 for Franklin Solana ETF	14

Notes to Financial Statements (Unaudited) for Franklin Solana ETF	15

Franklin SOLANA TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES

(Unaudited)

September 30, 2025*
(Unaudited)
Assets:
Investment in Solana, at fair value (cost $-)	$-
Cash	100,000
Total assets	100,000
Liabilities:
Sponsor’s fee payable	-
Total liabilities	-
Commitments and contingencies (Note 6)
Net assets	$100,000

Shares issued and outstanding (a)	4,000
Net asset value per Share	$25.00

* No comparative period presented as Fund inception was September 22, 2025.

(a) No par value (unlimited amount authorized).

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED SCHEDULE OF INVESTMENTS

(Unaudited)

September 30, 2025*

(Unaudited)	Quantity of Solana	Cost	Fair Value	% of Net Assets

Investment in Solana	0.00000000	$-	$-	0.00%
Total Investment		-	$-	0.00
Assets in excess of other liabilities			$100,000	100.00
Net assets			$100,000	100.00%

* No comparative period presented as Fund inception was September 22, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

	For the period September 22, 2025 (Initial Seed Creation Date) through September 30, 2025*
Cash Flows from Financing Activities:
Proceeds from creation of units	$100,000	^
Net cash provided by (used in) financing activities	100,000

Cash
Increase (decrease) in cash	100,000
Cash, beginning of period	–
Cash, end of period	$100,000

^
The amount represents the initial seed on September 22, 2025.

* No comparative period presented as Fund inception was September 22, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

	For the period September 22, 2025 (Initial Seed Creation Date) through September 30, 2025*
Net assets, beginning of period
Net investment income (loss)	$–
Net realized gain (loss) on investment in Solana	–
Net change in unrealized appreciation (depreciation)	–
Net increase (decrease) in net assets resulting from operations	–
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	100,000	^
Distributions for Shares redeemed	–
Net increase (decrease) in net assets resulting from capital share transactions	100,000
Net assets, end of period	$100,000

Changes in Shares outstanding
Shares outstanding at beginning of period	–
Shares issued	4,000
Shares redeemed	–
Net increase (decrease) in Shares	4,000
Shares outstanding at end of period	4,000

^
The amount represents the initial seed on September 22, 2025.

* No comparative period presented as Fund inception was September 22, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA Trust
Notes to THE COMBINED Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025. The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, Franklin Solana ETF (the “Fund”) presented on a combined basis. Separate, series level financial statements are provided for the Fund in another section of this report. At launch, the Fund will issue shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Fund will consist primarily of Solana held by a custodian on behalf of the Fund and cash. The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”).

The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. Franklin Holdings, LLC (the “Sponsor”) is the sponsor of the Trust and Fund; CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act” or “CEA”), and the Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues Shares only in Creation Units of 50,000 or multiples thereof. Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca under the ticker symbol "SOEZ." The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 26, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65493 per Solana on November 26, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

The accompanying combined statement of assets and liabilities and combined schedule of investments on September 30, 2025, and the combined statement of changes in net assets and the combined statement of cash flows for the period September 22, 2025 through September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. The Trust had not commenced operations as of September 30, 2025, and hence the combined statement of operations is not prepared. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position as of and for the period ended September 30, 2025, have been made. In addition, interim period results are not necessarily indicative of results for a full year period.

The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series- level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

2.2. Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

2.3. Calculation of NAV and NAV per Share

On each business day, as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Fund is determined by subtracting all accrued fees, expenses and other liabilities of the Fund from the fair value of the assets held by the Fund. The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator computes the net asset value per Share by dividing the net asset value of the Fund by the number of Shares outstanding as of the close of trading on the Exchange on the date the computation is made.

2.4. Valuation

U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s policy is to value investments held at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments

On September 30, 2025, the Fund had no holdings other than cash received in connection with the initial seed transaction.

2.5. Fees, Expenses and Realized Gain (Loss)

Upon listing, the Fund’s only ordinary recurring expense is expected to be the Sponsor’s annual fee computed as a percentage of net asset value (“NAV”) of the Fund as specified in the Sponsor Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s and Fund’s organization and initial offering costs and may not seek reimbursement of such costs. The Fund will sell Solana on an as-needed basis to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana Network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s Fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana Network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to: taxes and governmental charges; any applicable brokerage commissions; Solana Network fees and similar transaction fees; financing fees; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker , Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and the Fund’s organizational and initial offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and initial offering costs.

2.6. Income Taxes

The Fund intends to be treated as a “grantor trust” for United States federal income tax purposes. As a result, the Fund itself is not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analysed applicable tax laws and regulations and their application to the Fund as of September 30, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creation and Redemption of Shares

The Trust and the Fund had no operations as of the date hereof other than a sale to Franklin Resources, Inc. (“FRI”), the Seed Capital Investor, of 4,000 shares of common stock for $100,000 ($25.00 per share). The Seed Capital Investor is an affiliate of the Sponsor. The Seed Capital Investor will not receive from the Trust, the Fund, the Sponsor, or any of their affiliates any fee or other compensation in connection with the sale of the Initial Seed Shares. The Seed Capital Investor will be acting as a statutory underwriter with respect to the Initial Seed Shares.

3.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025, 100% of the outstanding shares of the Fund (the “Initial Seed Shares”) were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor pursuant to the initial seed transaction.

4.
CONCENTRATION OF RISK

As of September 30, 2025, the Fund had not yet commenced operations and held only cash in connection with its initial organization. At launch and thereafter, the Fund will hold only Solana and cash, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining shareholders.

5.
FINANCIAL HIGHLIGHTS

For the period September 22, 2025 (Initial Seed Creation Date) Through September 30, 2025*
Net asset value per Share, beginning of period	$25.00	(a)
Net investment income (loss)(b)	–
Net realized and unrealized gain (loss)	–
Net change in net assets from operations	–
Net asset value per Share, end of period	$25.00	(a)

Total return, at net asset value	-%

Ratio to average net assets
Net investment loss	-	%(c)
Net expenses	-	%(c)

(a)
The amount represents the initial seed creation and the NAV at which the initial shares were acquired on September 22, 2025.
(b)
Calculated using average Shares outstanding.
(c)
Annualized based on the period from September 22, 2025 (initial seed creation) to September 30, 2025.

* No comparative period presented as Fund inception was September 22, 2025.

6.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

7.
INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Staking Provider, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, pursuant to the Declaration of Trust, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Solana or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee's counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee's breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee's officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

8.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust, operate as a single operating segment, which is an investment portfolio. The executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker and are responsible for evaluating the Trust’s and the Fund’s results and allocating resources in accordance with the Trust’s and the Fund’s investment strategy. For the period presented, the Trust and the Fund had not yet commenced investment operations, and accordingly all assets are presented in the accompanying Combined Statement of Assets and Liabilities.

9.
SUBSEQUENT EVENTS

On November 26, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65493 per Solana on November 26, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

Franklin SOLANA ETF
A Series of Franklin SOLANA TRUST
STATEMENT OF ASSETS AND LIABILITIES

(Unaudited)

September 30, 2025*
(Unaudited)
Assets:
Investment in Solana, at fair value (cost $-)	$-
Cash	100,000
Total assets	100,000
Liabilities:
Sponsor’s fee payable	-
Total liabilities	-
Commitments and contingencies (Note 6)
Net assets	$100,000

Shares issued and outstanding(a)	4,000
Net asset value per Share	$25.00

* No comparative period presented as Fund inception was September 22, 2025.

(a) No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A Series of Franklin SOLANA TRUST
SCHEDULE OF INVESTMENTS

(Unaudited)

September 30, 2025*

(Unaudited)	Quantity of Solana	Cost	Fair Value	% of Net Assets

Investment in Solana	0.00000000	$-	$-	0.00%
Total Investment		-	$-	0.00
Assets in excess of other liabilities			$100,000	100.00
Net assets			$100,000	100.00%

* No comparative period presented as Fund inception was September 22, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A Series of Franklin SOLANA TRUST
STATEMENT OF CASH FLOWS

(Unaudited)

	For the period September 22, 2025 (Initial Seed Creation Date) through September 30, 2025*
Cash Flows from Financing Activities:
Proceeds from creation of units	$100,000	^
Net cash provided by (used in) financing activities	100,000

Cash
Increase (decrease) in cash	100,000
Cash, beginning of period	–
Cash, end of period	$100,000

^
The amount represents the initial seed on September 22, 2025.

* No comparative period presented as Fund inception was September 22, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A Series of Franklin SOLANA TRUST
STATEMENT OF CHANGES IN NET ASSETS

(Unaudited)

	For the period September 22, 2025 (Initial Seed Creation Date) through September 30, 2025*
Net assets, beginning of period
Net investment income (loss)	$–
Net realized gain (loss) on investment in Solana	–
Net change in unrealized appreciation (depreciation)	–
Net increase (decrease) in net assets resulting from operations	–
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	100,000	^
Distributions for Shares redeemed	–
Net increase (decrease) in net assets resulting from capital share transactions	100,000
Net assets, end of period	$100,000

Changes in Shares outstanding
Shares outstanding at beginning of period	–
Shares issued	4,000
Shares redeemed	–
Net increase (decrease) in Shares	4,000
Shares outstanding at end of period	4,000

^
The amount represents the initial seed on September 22, 2025.

* No comparative period presented as Fund inception was September 22, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A Series of Franklin SOLANA Trust
Notes to Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025. The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Solana ETF (the "Fund"). At launch, the Fund will issue shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Fund will consist primarily of Solana held by a custodian on behalf of the Fund and cash. The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”).

The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. Franklin Holdings, LLC (the “Sponsor”) is the sponsor of the Trust and Fund; CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act” or “CEA”), and the Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues Shares only in Creation Units of 50,000 or multiples thereof. Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca under the ticker symbol "SOEZ." The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 26, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65493 per Solana on November 26, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

The accompanying financial statement of assets and liabilities and schedule of investments on September 30, 2025, and the statement of changes in net assets and the statement of cash flows for the period September 22, 2025 through September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. The Fund had not commenced operations as of September 30, 2025, and hence the statement of operations is not prepared. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position as of and for the period ended September 30, 2025, have been made. In addition, interim period results are not necessarily indicative of results for a full year period.

The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

2.2.   Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

2.3. Calculation of NAV and NAV per Share

On each business day, as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Fund is determined by subtracting all accrued fees, expenses and other liabilities of the Fund from the fair value of the assets held by the Fund. The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator computes the net asset value per Share by dividing the net asset value of the Fund by the number of Shares outstanding as of the close of trading on the Exchange on the date the computation is made.

2.4. Valuation

U.S. GAAP defines fair value as the price the Fund would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Fund’s policy is to value investments held at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments

On September 30, 2025, the Fund had no holdings other than cash received in connection with the initial seed transaction.

2.5. Fees, Expenses and Realized Gain (Loss)

Upon listing, the Fund’s only ordinary recurring expense is expected to be the Sponsor’s annual fee computed as a percentage of net asset value (“NAV”) of the Fund as specified in the Sponsor Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s and Fund’s organization and initial offering costs and may not seek reimbursement of such costs. The Fund will sell Solana on an as-needed basis to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana Network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s Fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana Network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses.

In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to: taxes and governmental charges; any applicable brokerage commissions; Solana Network fees and similar transaction fees; financing fees; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker , Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and the Fund’s organizational and initial offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and initial offering costs.

2.6. Income Taxes

The Fund intends to be treated as a “grantor trust” for United States federal income tax purposes. As a result, the Fund itself is not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analysed applicable tax laws and regulations and their application to the Fund as of September 30, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creation and Redemption of Shares

The Trust and the Fund had no operations as of the date hereof other than a sale to Franklin Resources, Inc. (“FRI”), the Seed Capital Investor, of 4,000 shares of common stock for $100,000 ($25.00 per share). The Seed Capital Investor is an affiliate of the Sponsor. The Seed Capital Investor will not receive from the Trust, the Fund, the Sponsor, or any of their affiliates any fee or other compensation in connection with the sale of the Initial Seed Shares. The Seed Capital Investor will be acting as a statutory underwriter with respect to the Initial Seed Shares.

3.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025, 100% of the outstanding shares of the Fund (the “Initial Seed Shares”) were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor pursuant to the initial seed transaction.

4.
CONCENTRATION OF RISK

As of September 30, 2025, the Fund had not yet commenced operations and held only cash in connection with its initial organization. At launch and thereafter, the Fund will hold only Solana and cash, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining shareholders.

5.
FINANCIAL HIGHLIGHTS

For the period September 22, 2025 (Initial Seed Creation Date) through September 30, 2025*
Net asset value per Share, beginning of period	$25.00	(a)
Net investment income (loss)(b)	–
Net realized and unrealized gain (loss)	–
Net change in net assets from operations	–
Net asset value per Share, end of period	$25.00	(a)

Total return, at net asset value	-%

Ratio to average net assets
Net investment loss	-	%(c)
Net expenses	-	%(c)

(a)
The amount represents the initial seed creation and the NAV at which the initial shares were acquired on September 22, 2025.
(b)
Calculated using average Shares outstanding.
(c)
Annualized based on the period from September 22, 2025 (initial seed creation) to September 30, 2025.

* No comparative period presented as Fund inception was September 22, 2025.

6.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

7.
INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Staking Provide, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, pursuant to the Declaration of Trust, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Solana or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee's counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee's breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee's officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

8.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust, operate as a single operating segment, which is an investment portfolio. The executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker and are responsible for evaluating the Trust’s and the Fund’s results and allocating resources in accordance with the Trust’s and the Fund’s investment strategy. For the period presented, the Trust and the Fund had not yet commenced investment operations, and accordingly all assets are presented in the accompanying Statement of Assets and Liabilities.

9.
SUBSEQUENT EVENTS

On November 26, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65493 per Solana on November 26, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Solana Trust (the “Trust”) is organized as a Delaware statutory trust formed on February 10, 2025. At launch, the Fund will issue shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Fund will consist primarily of Solana held by a custodian on behalf of the Fund and cash. The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”).

The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. Franklin Holdings, LLC (the “Sponsor”) is the sponsor of the Trust and Fund; CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act” or “CEA”), and the Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund.

Critical Accounting Policy

The Trust's and the Fund's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust's financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust's application of accounting policies.

Discussion of Operations (Financing Activities)

For the period September 22, 2025 to September 30, 2025*

On September 22, 2025, the Seed Capital Investor purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. The Trust and the Fund had not yet commenced operations. As of September 30, 2025, the Fund had not yet incurred or paid any fee to the Sponsor because the Fund had not yet commenced operations.

* No comparative period presented as Fund inception was September 22, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

Upon listing, the Fund’s only ordinary recurring expense is expected to be the Sponsor’s annual fee computed as a percentage of net asset value (“NAV”) of the Fund as specified in the Sponsor Agreement. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee.

The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

At September 30, 2025, the Trust did not have any off-balance sheet arrangements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. It is not actively managed. The investment objective of the Fund is to seek to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund's Solana as is practicable (i.e. to 100%) ("Staking Rewards") to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”) before payment of the Fund’s expenses and liabilities. The Fund had not yet commenced operations and did not yet hold Solana as of the date of this report; however, at launch and thereafter, fluctuations in the price of Solana will affect the value of the Fund’s Shares.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund's disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of December 17, 2025, the Trust and the Fund is not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in “Risk Factors” in our S1-A filed on September 26, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in our Prospectus are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
On September 22, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. The Seed Capital Investor will act as a statutory underwriter with respect to the Initial Seed Shares. See “Seed Capital Investor” and “Plan of Distribution” in the Fund’s prospectus for further information. No further sales of unregistered securities are contemplated.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 0 Creation Units (comprising 0 Shares) during the period from September 22, 2025 (the date of the inception of the Fund in connection with the initial seed creation transaction) to September 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2025 - July 31, 2025	N/A	N/A
August 1, 2025 – August 31, 2025	N/A	N/A
September 22, 2025 - September 30, 2025	0	$-

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the period ended September 30, 2025.

Item 6.
Exhibits

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of Franklin Solana Trust (Registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle*
Matthew Hinkle
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: December 17, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.