Form 10-Q
period 2025-12-31
Franklin Solana Trust
filed 2026-02-17
CIK 2057388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-285121

FRANKLIN SOLANA ETF
A Series of FRANKLIN SOLANA TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	39-6814889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403-1906
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Franklin Solana ETF Shares	SOEZ	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The registrant had 350,000 outstanding shares as of February 4, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for Solana and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

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

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. The Trust intends to take advantage of the benefits of the extended transition period.

Franklin SOLANA ETF
Franklin SOLANA TRUST

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

Franklin SOLANA ETF
Franklin SOLANA TRUST

Index to Unaudited Financial Statements

Page

Combined Statement of Assets and Liabilities at December 31, 2025 for Franklin Solana Trust	4

Combined Schedule of Investments at December 31, 2025 for Franklin Solana Trust	5

Combined Statement of Operations for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin Solana Trust	6

Combined Statement of Cash Flows for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin Solana Trust	7

Combined Statement of Changes in Net Assets for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin Solana Trust	8

Notes to the Combined Financial Statements for Franklin Solana Trust	9

Statement of Assets and Liabilities at December 31, 2025 for Franklin Solana ETF	17

Schedule of Investments at December 31, 2025 for Franklin Solana ETF	18

Statement of Operations for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin Solana ETF	19

Statement of Cash Flows for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin Solana ETF	20

Statement of Changes in Net Assets for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 for Franklin Solana ETF	21

Notes to the Financial Statements for Franklin Solana ETF	22

Franklin SOLANA TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

December 31, 2025*
Assets:
Investment in Solana, at fair value(a)	$3,192,762
Total assets	3,192,762
Liabilities:
Sponsor’s fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$3,192,762

Shares issued and outstanding(b)	150,000
Net asset value per Share	$21.29

* No comparative period presented as the Fund’s operations commenced on December 3, 2025.

(a) Cost of investment in Solana: $3,456,108 at December 31, 2025.
(b) No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2025*
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	25,597.3886	$3,456,108	$3,192,762	100.00%
Total Investments	25,597.3886	$3,456,108	$3,192,762	100.00%
Assets in excess of other liabilities			-	-%
Net assets			$3,192,762	100.00%

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a) As of December 31, 2025, 100% of Solana tokens are staked with third party counterparties.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*

Investment income
Net Staking income	$11,260
Expenses
Sponsor's fee	420
Less waiver	(420)
Total expenses	-
Net investment income(loss)	11,260

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on investment in Solana	-
Net change in unrealized appreciation (depreciation) on investment in Solana	(388,949)
Net realized and change in unrealized appreciation (depreciation) on investment in Solana	(388,949)
Net increase (decrease) in net assets resulting from operations	(377,689)
Net increase (decrease) in net assets per Share(a)	$(2.92)

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a) Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(377,689)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	(1,119,391)
Sales of Solana	-
Staking income	(11,260)
Net realized (gain) loss on investment in Solana	-
Net change in unrealized (appreciation) depreciation on investment in Solana	388,949
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(1,119,391)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$1,119,391
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$1,119,391
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*
Net assets, beginning of period	$2,451,060 (a)
Net investment income (loss)	11,260
Net realized gain (loss)	–
Net change in unrealized appreciation (depreciation) on investment in Solana	(388,949)
Net increase (decrease) in net assets resulting from operations	(377,689)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	1,119,391
Distributions for Shares redeemed	–
Net increase (decrease) in net assets resulting from capital share transactions	1,119,391
Net assets, end of period	$3,192,762

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

(a) On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA Trust
Notes to THE COMBINED Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of the Third Amended and Restated Agreement and Declaration of Trust executed as of November 21, 2025 (the "Declaration of Trust"). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, Franklin Solana ETF (the “Fund”). presented on a combined basis. Separate, series level financial statements are provided for the Fund in another section of this report. The Fund issues shares (the “Shares”), representing fractional undivided beneficial interests in its net assets. The Trust had no operations prior to the Fund's launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the "Securities Act"). The assets of the Fund consist primarily of Solana held by a custodian on behalf of the Fund and cash. The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities.

Franklin Holdings, LLC (the “Sponsor”) is the sponsor of the Trust and Fund; CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act” or “CEA”), and the Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues and redeems Shares only in Creation Units of 50,000 or multiples thereof based on the quantity of Solana attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities). Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca, Inc. under the ticker symbol "SOEZ." The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements under U.S. federal securities laws.

On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

The accompanying combined statement of assets and liabilities and combined schedule of investments at December 31, 2025, and the combined statement of operations, combined statement of cash flows and combined statement of changes in net assets for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust's and the Fund's operations commenced on December 3, 2025, there are no comparative statements.

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

The Fund earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network's proof-of-stake validation process. Consistent with U.S. GAAP, Staking Rewards are recognized as income when the Fund gains control over the additional Solana, at its fair value on the date received. Staking Rewards received increase the Fund's investment in Solana and are subsequently measured at fair value, with unrealized appreciation or depreciation recognized in the Combined statement of Operations.

In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards. Staking Expenses are deducted from gross rewards before determining net Staking Rewards recognized by the Fund.

The Sponsor intends to convert Staking Rewards to cash periodically and distribute such amounts to shareholders on a quarterly basis. Staking Rewards retain their tax character at the shareholder level in accordance with grantor trust rules.

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

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series- level are provided separately in this report. For the period presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

2.2. Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the Solana held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CME CF Solana Reference Rate – New York Variant for the Solana – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the Solana held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE Arca, Inc. is closed for regular trading. The Fund’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.

2.3. Valuation of Solana

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Solana is priced at 11:59:59PM ET. The Trust determines the fair value of Solana based on the price provided by the Solana market that the Trust considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Solana holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana as of the Fund’s financial statement measurement date.

ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:

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

On December 31, 2025, the value of the Solana held by the Fund is categorized as Level 1.

2.4. Fees, Expenses and Realized Gain (Loss)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Solana Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Solana transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Solana are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor will waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from December 3, 2025 to December 31, 2025, the Fund accrued the Sponsor’s Fee of $420, offset by the waiver of $420. The Fund earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network’s proof-of-stake validation process. Consistent with U.S. GAAP, Staking Rewards are recognized as income when the Fund gains control over the additional Solana, at its fair value on the date received. Staking Rewards received increase the Fund’s investment in Solana and are subsequently measured at fair value, with unrealized appreciation or depreciation recognized in the Combined Statement of Operations. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards. Staking Expenses are deducted from gross rewards before determining net Staking Rewards recognized by the Fund.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Solana held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Solana to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Solana represented by each Share.

There have been no extraordinary or non-routine expenses during the periods presented.

2.5. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analysed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.6. Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of Solana and/or cash as determined by the Administrator on each day that NYSE Arca, Inc. is open for regular trading.

For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Solana represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the Solana represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Solana has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Solana and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025* are as follows:

	Shares	Amount^
Balance at December 3, 2025 (Date of Commencement of operations)	100,000	$2,325,457	#
Creation of Shares	50,000	1,119,391
Redemption of Shares	-	-
Balance at December 31, 2025	150,000	$3,444,848

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
#
On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025*:

	Quantity of Solana	Amount in US$
Balance at December 3, 2025 (Date of Commencement of operations)	17,000.0000	$2,451,060	#
Solana purchased for the creation of Shares	8,508.1386	1,119,391
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	–	–
Net Staking income	89.2500	11,260
Net realized gain (loss) from Solana sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investment in Solana	–	(388,949)
Balance at December 31, 2025	25,597.3886	$3,192,762

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
#
On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has appointed the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025, 100,000 of the outstanding shares of the Fund were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor.

5.
CONCENTRATION OF RISK

The Fund holds only Solana, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital asset and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining shareholders.

Staking tokens often includes a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of December 31, 2025, the Fund has staked 89.25 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
FINANCIAL HIGHLIGHTS

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*
Net asset value per Share, beginning of period	$24.51 (a)
Net investment income (loss)(b)	0.09
Net realized and unrealized gain (loss)	(3.31)
Net change in net assets from operations(c)	(3.22)
Net asset value per Share, end of period	$21.29

Total return, at net asset value(d)(e)	(13.14)%

Ratio to average net assets(f)
Net investment income (loss)	5.05%
Gross expenses	0.19%
Net expenses(g)	0.00%

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.
(b)
Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.
(g)
For the period from December 3, 2025 to December 31, 2025, the Sponsor waived a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $5.0 billion of the Fund's assets.

7.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.
INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, Marketing Agent, the Staking Provider, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Solana or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

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

9.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statement of Assets and Liabilities and the Combined Statement of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

December 31, 2025*
Assets:
Investment in Solana, at fair value(a)	$3,192,762
Total assets	3,192,762
Liabilities:
Sponsor’s fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$3,192,762

Shares issued and outstanding(b)	150,000
Net asset value per Share	$21.29

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

(a) Cost of investment in Solana: $3,456,108 at December 31, 2025.
(b) No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2025*
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	25,597.3886	$3,456,108	$3,192,762	100.00%
Total Investments	25,597.3886	$3,456,108	$3,192,762	100.00%
Assets in excess of other liabilities			-	-%
Net assets			$3,192,762	100.00%

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a) As of December 31, 2025, 100% of Solana tokens are staked with third party counterparties.

See accompanying notes to the unaudited financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF OPERATIONS (Unaudited)

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*

Investment income
Net Staking income	$11,260
Expenses
Sponsor's fee	420
Less waiver	(420)
Total expenses	-
Net investment income(loss)	11,260

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on investment in Solana	-
Net change in unrealized appreciation (depreciation) on investment in Solana	(388,949)
Net realized and change in unrealized appreciation (depreciation) on investment in Solana	(388,949)
Net increase (decrease) in net assets resulting from operations	(377,689)
Net increase (decrease) in net assets per Share(a)	$(2.92)

*
No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(377,689)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	(1,119,391)
Sales of Solana	-
Staking income	(11,260)
Net realized (gain) loss on investment in Solana	-
Net change in unrealized (appreciation) depreciation on investment in Solana	388,949
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(1,119,391)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$1,119,391
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$1,119,391
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*
Net assets, beginning of period	$2,451,060 (a)
Net investment income (loss)	11,260
Net realized gain (loss)	–
Net change in unrealized appreciation (depreciation) on investment in Solana	(388,949)
Net increase (decrease) in net assets resulting from operations	(377,689)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	1,119,391
Distributions for Shares redeemed	–
Net increase (decrease) in net assets resulting from capital share transactions	1,119,391
Net assets, end of period	$3,192,762

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

(a) On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A Series of Franklin SOLANA Trust
Notes to Financial Statements (Unaudited)

1.         ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of the Third Amended and Restated Agreement and Declaration of Trust executed as of November 21, 2025 (the "Declaration of Trust"). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Solana ETF (the "Fund"). The Fund issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust had no operations prior to the Fund's launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the "Securities Act"). The assets of the Fund consists primarily of Solana held by a custodian on behalf of the Fund and cash. The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities.

Franklin Holdings, LLC (the “Sponsor”) is the sponsor of the Trust and Fund; CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act” or “CEA”), and the Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues and redeems Shares only in Creation Units of 50,000 or multiples thereof based on the quantity of Solana attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities). Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca, Inc. under the ticker symbol "SOEZ." The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements under U.S. federal securities laws.

On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

The accompanying financial statement of assets and liabilities and schedule of investments at December 31, 2025, and the statement of operations, statement of cash flows and statement of changes in net assets for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust's and the Fund's operations commenced on December 3, 2025, there are no comparative statements.

The fiscal year of the Trust and the Fund is March 31st.

2.         SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), the management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The Fund earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network's proof-of-stake validation process. Consistent with U.S. GAAP, Staking Rewards are recognized as income when the Fund gains control over the additional Solana, at its fair value on the date received. Staking Rewards received increase the Fund's investment in Solana and are subsequently measured at fair value, with unrealized appreciation or depreciation recognized in the Statement of Operations.

In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, a temporary waiver reduces total Staking Expenses to 5.0% of the gross Staking Rewards. Staking Expenses are deducted from gross rewards before determining net Staking Rewards recognized by the Fund.

The Sponsor intends to convert Staking Rewards to cash periodically and distribute such amounts to shareholders on a quarterly basis. Staking Rewards retain their tax character at the shareholder level in accordance with grantor trust rules.

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

2.2. Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator generally will value the Solana held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CME CF Solana Reference Rate – New York Variant for the Solana – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the Solana held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the NYSE Arca, Inc. is closed for regular trading. The Fund’s periodic financial statements may not utilize this net asset value of the Fund to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.

2.3. Valuation of Solana

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Solana is priced at 11:59:59PM ET. The Fund determines the fair value of Solana based on the price provided by the Solana market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Solana holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana as of the Fund’s financial statement measurement date.

ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:

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

On December 31, 2025, the value of the Solana held by the Fund were categorized as Level 1.

2.4. Fees, Expenses and Realized Gain (Loss)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Solana Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Solana transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Solana are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor will waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from December 3, 2025 to December 31, 2025, the Fund accrued the Sponsor’s Fee of $420, offset by the waiver of $420. The Fund earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network’s proof-of-stake validation process. Consistent with U.S. GAAP, Staking Rewards are recognized as income when the Fund gains control over the additional Solana, at its fair value on the date received. Staking Rewards received increase the Fund's investment in Solana and are subsequently measured at fair value, with unrealized appreciation or depreciation recognized in the Statement of Operations.  In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards. Staking Expenses are deducted from gross rewards before determining net Staking Rewards recognized by the Fund.

The Sponsor is not required to pay any staking fees or expenses or any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement: expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Solana held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Solana to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Solana represented by each Share.

There have been no extraordinary or non-routine expenses during the periods presented.

2.5. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analysed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.6. Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of Solana and/or cash as determined by the Administrator on each day that NYSE Arca, Inc. is open for regular trading.

For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Solana represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the Solana represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Solana has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Solana and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025* are as follows:

	Shares	Amount^
Balance at December 3, 2025 (Date of Commencement of operations)	100,000	$2,325,457	#
Creation of Shares	50,000	1,119,391
Redemption of Shares	-	-
Balance at December 31, 2025	150,000	$3,444,848

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
#
On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the period from December 3, 2025 (Date of Commencement of operations) to December 31, 2025*:

	Quantity of Solana	Amount in US$
Balance at December 3, 2025 (Date of Commencement of operations)	17,000.0000	$2,451,060	#
Solana purchased for the creation of Shares	8,508.1386	1,119,391
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	–	–
Net Staking income	89.2500	11,260
Net realized gain (loss) from Solana sold for the redemption of shares	–	–
Net change in unrealized appreciation (depreciation) on investment in Solana	–	(388,949)
Balance at December 31, 2025	25,597.3886	$3,192,762

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
#
On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

4.
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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025, 100,000 of the outstanding shares of the Fund were held by Franklin Resources, Inc. in its capacity as the Seed Capital Investor.

5.
CONCENTRATION OF RISK

The Fund holds only Solana, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the Solana and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining shareholders.

Staking tokens often includes a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of December 31, 2025, the Fund has staked 89.25 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
FINANCIAL HIGHLIGHTS

For the period December 3, 2025 (Date of Commencement of operations) through December 31, 2025*
Net asset value per Share, beginning of period	$24.51 (a)
Net investment income (loss)(b)	0.09
Net realized and unrealized gain (loss)	(3.31)
Net change in net assets from operations(c)	(3.22)
Net asset value per Share, end of period	$21.29

Total return, at net asset value(d)(e)	(13.14)%

Ratio to average net assets(f)
Net investment gain (loss)	5.05%
Gross expenses	0.19%
Net expenses(g)	0.00%

*
No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor acted as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.
(b)
Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Percentage is not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.
(g)
For the period from December 3, 2025 to December 31, 2025, the Sponsor waived a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $5.0 billion of the Fund's assets.

7.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.
INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Staking Provider, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Solana or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

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

9.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

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

Organization and Trust Overview

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Solana ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “Exchange”).

Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund.

The Shares were first listed for trading and the Fund commenced operations on December 3, 2025.

The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in Solana relative to acquiring, holding and trading Solana directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in Solana by providing an investment with a value that reflects the price of the Solana owned by the Fund at such time, less the Fund's expenses and liabilities. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund.

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “SOEZ”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor will waive the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. Fees accrued for the quarter ended December 31, 2025 were $420, offset with the waiver of $420. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website.

The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any business day, the Administrator will calculate the price of the Solana held by the Trust as of 4:00 PM ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s Solana using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s Solana are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of Solana based on the price provided by the Solana market that the Trust considers its “principal market” as of 11:59:59 PM, ET on the valuation date such price, referred to as the "Principal Market Price". The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

The Sponsor identifies and determines the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana consistent with the application of fair value measurement framework in FASB ASC 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible to the reporting entity. The reporting entity is the Trust, on behalf of the Fund.

Under ASC 820-10, a principal market is generally the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will generally be based on the market with the greatest volume and level of activity that can be accessed.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The Trust's and the Fund's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust's financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust's application of accounting policies. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations

On September 22, 2025, Franklin Resources Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the "Initial Seed Shares"). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the "Seed Creation Units"). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

At December 31, 2025, the Custodian held 25,597.3886 Solana on behalf of the Fund, with a market value of $3,192,762 (cost: $3,456,108) based on the Principal Market Price at quarter end.

For the period December 3, 2025 (Date of Commencement of operations) to December 31, 2025*

For the period December 3, 2025 (Date of Commencement of operations) to December 31, 2025, 50,000 Shares were issued in exchange for 8,508.1386 Solana and no Shares were redeemed. The Fund’s NAV per Share began the period at $24.51 and ended the period at $21.29. The 13.14% decrease in the Fund's NAV from $24.51 at December 3, 2025 (Date of Commencement of operations) to $21.29 at December 31, 2025 is directly related to the 13.49% decrease in the price of Solana. The Fund's NAV decreased slightly less than the price of Solana on a percentage basis due to the investment income from Solana staking rewards, which was $11,260.

Net realized and change in unrealized loss on investment in Solana for the period December 3, 2025 (Date of Commencement of operations) to December 31, 2025, was approximately $388,949 which consists of a net change in unrealized depreciation on investment in Solana of approximately $388,949. Net decrease in net assets resulting from operations was approximately $377,689 for the period December 3, 2025 (Date of Commencement of operations) to December 31, 2025, which consisted of the net realized and change in unrealized loss on investment in Solana of $388,949 offset by the investment income of $11,260.

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor's Fee is accrued daily at an annualized rate of 0.19% of the net asset value of the Fund and is paid at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor's Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period commencing on the day the Shares are initially listed on the Exchange to May 31,2026, the Sponsor will waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified in a prospectus supplement, in the Fund's periodic reports, and/or on the Sponsor's website for the Fund. For the period December 3, 2025 (Date of Commencement of operations) to December 31, 2025, the Fund accrued the Sponsor's Fee of $0. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards.

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

Off-Balance Sheet Arrangements

At December 31, 2025, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of CME CF Solana Reference Rate - New York Variant

As movements in the price of Solana are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Solana. Past movements in the Solana price are not indicators of future movements.

The following chart shows movements in the price of Solana based on the CME CF Solana Reference Rate – New York Variant for the Solana – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from December 3, 2025 to December 31, 2025.

The average, high, low and end-of-period Solana prices based on the CME CF Solana Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
December 3, 2025 to December 31, 2025	128.73	141.32	December 3, 2025	117.93	December 18, 2025	123.86	December 31, 2025

(1) The end of period Solana price is the CME CF Solana Reference Rate - New York Variant on the last business day of the period

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 17, 2026, the Trust and the Fund is not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated November 25, 2025 (Registration No. 3333-285121). The risks described in our Prospectus are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
On September 22, 2025, Franklin Resources Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on September 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On November 25, 2025, the Initial Seed Shares were redeemed for $100,000 and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 8,500 Solana per Creation Unit (or 0.17 Solana per Share), for a total of 17,000 Solana (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 17,000 Solana at the price of $136.65 per Solana on November 25, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to Solana, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,323,133.80 (an amount representing 17,000 Solana). Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund. The Seed Capital Investor will act as a statutory underwriter with respect to the Seed Creation Units. Shares of the Fund were first listed and began trading on December 3, 2025.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the period ended December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the period ended December 31, 2025.

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

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of the Franklin Solana Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle*
Matthew Hinkle
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: February 17, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.