Form 10-K
period 2026-03-31
Franklin Solana Trust
filed 2026-06-29
CIK 2057388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42979

FRANKLIN SOLANA ETF

A SERIES OF FRANKLIN SOLANA TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	39-6814889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403-1906
(650) 312-2000

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Franklin Solana ETF Shares	SOEZ	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had no operations or shares outstanding and was not a public company as of September 30, 2025, the last business day of its most recently completed second fiscal quarter. Therefore the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was $0. The registrant's shares began trading on the NYSE Arca, Inc. on December 3, 2025.

The registrant had 650,000 outstanding shares as of June 9, 2026.

Documents Incorporated by reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for Solana and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. See “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large-accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. The Trust intends to take advantage of the benefits of the extended transition period.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST

PART I

Item 1.
Business

DESCRIPTION OF THE TRUST

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025, and is governed by the provisions of a Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of November 21, 2025. The Trust currently offers a single series, the Franklin Solana ETF (the “Fund”). The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on the NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”) under the symbol “SOEZ.” Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates.

The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Fund seeks to reflect such performance before payment of the Fund's expenses and liabilities. The Shares have been designed to remove the obstacles represented by the complexities and operational burdens involved in a direct investment in Solana, while at the same time having an intrinsic value that reflects, at any given time, the investment exposure to the Solana owned by the Fund at such time, less the Fund’s expenses and liabilities. In consideration for any staking activities in which the Fund engages, the Fund expects to receive Staking Rewards in the form of Solana, which may be treated as income for U.S. federal income tax purposes. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana.

The Bank of New York Mellon (“BNY Mellon”) serves as the Fund’s Administrator, Transfer Agent, and the Cash Custodian. The Solana Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Coinbase Inc., an affiliate of Coinbase Custody, serves as the prime broker (“Prime Broker”). Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund. This means that the Sponsor does not sell Solana at times when its price is high or acquire Solana at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The Fund is not managed like a corporation or an active investment vehicle. The Trust and the Fund do not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not required to register under such act. The Fund does not and will not hold or trade in commodity interests regulated under the Commodity Exchange Act (“CEA”). The Fund is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares.

The Fund issues Shares on a continuous basis. A block of 50,000 Shares is called a “Creation Unit.” The Fund issues and redeems Shares only in blocks of 50,000 or multiples thereof based on the quantity of Solana attributable to each Share (net of accrued but unpaid renumeration due to the Sponsor (the “Sponsor’s Fee”) and any accrued but unpaid expenses or liabilities). These transactions take place in exchange for Solana and/or cash. Creation Units are offered continuously at the net asset value per Share (“NAV”) for 50,000 Shares on the day that an order to create or redeem a Creation Unit is accepted by the Fund. Only institutional investors that become authorized participants by entering into a contract with the Sponsor and the Administrator (“Authorized Participants”) may purchase or redeem Creation Units. Shares will be offered to the public from time to time at varying prices that will reflect the price of Solana and the trading price of the Shares on the Exchange at the time of the offer.

organization

The Trust is organized as a Delaware statutory trust. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, is the Trustee of the Trust.

The Trust was formed and is operated in a manner such that a series is liable only for obligations attributable to such series. This means that Shareholders of the Fund are not subject to the losses or liabilities of any other series, as may be created from time to time, and shareholders of any such other series are not subject to the losses or liabilities of the Fund. Accordingly, the debts, liabilities, obligations, and expenses (collectively, “Claims”) incurred, contracted for or otherwise existing solely with respect to the Fund are enforceable only against the assets of the Fund and not against any other series as may be established or the Trust generally. This limitation on liability is referred to as the “Inter-Series Limitation on Liability.” The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions are met, then the debts of any series are enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. For the avoidance of doubt, the Inter-Series Limitation on Liability applies to each series of the Trust, including the Fund and any other series that may be established.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Fund. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Fund. All Shares are transferable, fully paid, and non-assessable. The assets of the Fund consist primarily of Solana held by the Solana Custodian on behalf of the Fund and cash. Creation Units are redeemed by the Fund in exchange for an amount of Solana or cash equal to the amount of Solana represented by the aggregate number of Shares redeemed. The Trust is not a registered investment company under the Investment Company Act and is not required to register under such act. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund.

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund. The Solana held by the Fund will only be sold (1) on an as-needed basis to pay the Fund’s expenses and to meet redemption requests, (2) in the event the Fund terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of Solana by the Fund for payment of Fund expenses is a taxable event to Shareholders. The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to shareholders on a monthly basis. Distributions are generally calculated on a three-month lagged basis.

Under the Declaration of Trust, Shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

The Sponsor may terminate the Trust or the Fund in its sole discretion. The Sponsor will give written notice of the termination of the Trust or the Fund, specifying the date of termination, to Shareholders of the Trust or the Fund, as applicable, at least 30 days prior to the termination of the Trust or the Fund. The Sponsor will, within a reasonable time after such termination, sell all the Fund’s Solana not already distributed to Authorized Participants and/or their designees redeeming Creation Units, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Declaration of Trust. The Sponsor may suspend its sales of the Fund’s Solana upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Fund seeks to reflect such performance before payment of the Fund's expenses and liabilities. The Shares are intended to offer a convenient means of making an investment similar to an investment in Solana relative to acquiring, holding and trading Solana directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove the obstacles represented by the complexities and operational burdens involved in a direct investment in Solana, while at the same time having an intrinsic value that reflects, at any given time, the investment exposure to the Solana owned by the Fund at such time, less the Fund’s expenses and liabilities. In consideration for any staking activities in which the Fund engages, the Fund expects to receive Staking Rewards in the form of Solana, which may be treated as income for U.S. federal income tax purposes. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund. This means that the Sponsor does not sell Solana at times when its price is high or acquire Solana at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

An investment in Shares is:

Backed by Solana held by the Solana Custodian on behalf of the Fund.

The Shares are backed by the assets of the Fund. The Solana Custodian keeps custody of all of the Fund’s Solana, other than that which is maintained in the Trading Balance with the Prime Broker, in the Vault Balance. The Solana Custodian keeps the private keys associated with the Fund’s Solana in the Vault Balance. The hardware, software, systems, and procedures of the Solana Custodian may not be available or cost-effective for many investors to access directly. A portion of the Fund’s Solana holdings and cash holdings from time to time may temporarily be held with the Prime Broker, an affiliate of the Solana Custodian, in the Trading Balance, in connection with creations and redemptions of Creation Units and the sale of Solana to pay the Sponsor’s fee and Fund expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Fund’s Solana. These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s Solana held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Solana on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts and can avoid the complexities of handling Solana directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Exchange listed.

The Shares are listed and traded on NYSE Arca under the ticker symbol “SOEZ.”

calculation of nav; valuation of Solana and the cf benchmarks index

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator will value the Solana held by the Fund based on the Index, unless the Sponsor in its sole discretion determines that the Index is unreliable. The CME CF Solana-Dollar Reference Rate — New York Variant for Solana — U.S. Dollar Trading pair (“CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (referred to herein as a “Fair Value Event”), the Fund’s holdings may be fair valued by the Sponsor.

On each Business Day, as soon as practicable after 4:00 PM Eastern Time (“ET”), the Administrator evaluates the Solana held by the Fund as reflected by the CF Benchmarks Index and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when NYSE Arca is closed for regular trading.

The CF Benchmarks Index employed by the Fund is calculated on each Business Day by aggregating the notional value of Solana trading activity across major spot Solana platforms. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”), a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR. The CF Benchmarks Index serves as a once-a-day benchmark rate of the U.S. dollar price of Solana (USD/SOL), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several Solana exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one Solana at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent Solana exchanges, which are as of the end of the reporting period Kraken, Gemini, Coinbase, LMAX Digital, Bitstamp, and Crypto.com (the “Constituent Platforms”) and which may change from time to time, as follows:
  All Relevant Transactions are added to a joint list, recording the time of execution, and trade price for each transaction.
  The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.
  For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.
  The SOLUSD_NY is then determined by the equally-weighted average of the volume medians of all partitions.

The CF Benchmarks Index is solely calculated from spot Solana-USD transactions conducted on Constituent Platforms within the observation window of 3:00 p.m. to 4:00 p.m. ET, it does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the SOL/USD pair that is reported and disseminated by a Constituent Platform through its publicly available Application Programming Interface (“API”) and observed by the Index Administrator. Although the CF Benchmarks Index is intended to accurately capture the market price of Solana, third parties may be able to purchase and sell Solana on public or private markets and such transactions may take place at prices materially higher or lower than the CF Benchmarks Index price.

FEES AND EXPENSES OF THE FUND

The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.19% (i.e., 0.19%/365 days) of the daily net asset value of the Fund. In exchange for the Sponsor’s fee, the Sponsor assumes the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also paid the costs of the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund sells Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period commencing on the day the Shares were initially listed on the Exchange (December 3, 2025) to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of the owners of beneficial interests in the Shares (“Shareholders”) (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. There are no set circumstances in which the Sponsor has determined to assume legal fees and expenses in excess of the amount stipulated in the Sponsor Agreement, but such expenses may be assumed by the Sponsor, for example, to help the Fund achieve scale. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they are the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty, or obligation in connection with any such organizational and offering costs. The Fund will need to sell Solana to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of Solana held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Solana to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Solana represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert Solana into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Prime Broker’s execution platform where the Sponsor may place an order (the “Trading Platform”), which the Sponsor is able to obtain using commercially reasonable efforts. The number of Solana represented by a Share will decline each time the Fund pays the Sponsor’s Fee or any Fund expenses not assumed by the Sponsor by transferring or selling Solana. The Fund bears transaction costs, including any Solana Network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s Fee as well as other Fund expenses (if any) that are not assumed by the Sponsor. In the event of the liquidation of the Fund, the Fund will bear any liquidation-related expenses (including any transaction costs such as any Solana Network fees or other similar transaction fees in connection with the liquidation of the Fund’s portfolio). The quantity of Solana to be sold to permit payment of the Sponsor’s Fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of Solana held by the Fund. Assuming that the Fund is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Solana by the Fund for the payment of Fund expenses generally will be a taxable event to Fund Shareholders. The Fund expects that any trading commissions associated with block trading, if applicable, will be allocated across the Fund, and other client accounts managed by affiliates of the Sponsor (including registered and unregistered funds and separately managed accounts (“Client Accounts”)) on a pro rata basis.

Creation and Redemption of Shares

The Fund creates and redeems Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. For cash transactions, the Fund engages in Solana transactions for converting cash into Solana (in association with purchase orders effected in cash) and Solana into cash (in association with redemption orders effected in cash). The Fund conducts a Solana purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Solana Trading Counterparty”), which are not registered broker-dealers pursuant to written agreements between such Solana Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. An Solana Trading Counterparty may be an affiliate of an Authorized Participant. As of March 31, 2026, in addition to the Prime Broker described above, the Trust on behalf of the Fund had entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with JSCT, LLC (“Jane Street”) and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu”) to allow the Fund to enter into spot purchase or sale transactions in Solana on a principal to principal basis. Additional Solana Trading Counterparties may be added in the future, subject to the discretion of the Sponsor. Virtu is under common control and ownership with Virtu Americas LLC and Jane Street is under common control and ownership with Jane Street Capital, LLC. Both Virtu Americas LLC and Jane Street Capital, LLC serve as an Authorized Participant of the Fund as of March 31, 2026.

Cash Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of Solana attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in exchange for cash. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance of Creation Units for such purchase order (including Solana Network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Solana Custodian according to the amounts invoiced by the Solana Custodian. Any Solana Network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the estimated cash amount (the “Creation Unit Deposit Amount”) the Authorized Participant needs to deposit and the Solana amount (the “Creation Solana Amount”) the Fund needs to purchase from the Solana Trading Counterparty or through the Prime Broker. The final cash amounts will be determined after the net asset value of the Fund is struck and the Fund’s Solana transactions have settled. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of a Solana smaller than 0.00000001 are disregarded for purposes of the computation of the Creation Solana Amount.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the Creation Unit Deposit Amount that the Authorized Participant must deliver to the Cash Custodian or Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s unilateral offer to deposit cash in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the Solana Custodian or any other party.

The Creation Unit Deposit Amount necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the cash amount constituting the Creation Unit Deposit Amount and the quantity of Solana constituting the Creation Solana Amount as appropriate to reflect sales of Solana, any loss of Solana that may occur, and accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. ET. The Administrator will determine the Creation Unit Deposit Amount for a given day by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and determine the Creation Solana Amount for a given day by dividing the Creation Unit Deposit Amount for that day by that day’s CF Benchmarks Index. The Creation Unit Deposit Amount and the Creation Solana Amount so determined will be made available to all Authorized Participants and Solana Trading Counterparties, and will be made available on the Sponsor’s website for the Shares.

On the date of the purchase order, the Fund will choose, in its sole discretion, to enter into a transaction with a Solana Trading Counterparty or the Prime Broker to buy Solana in exchange for the cash proceeds from such purchase order. For settlement of a creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Solana Trading Counterparty or Prime Broker, as applicable, delivers the required Solana pursuant to its trade with the Fund into the Fund’s Trading Balance with the Prime Broker in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of a Solana transaction by the settlement date of the purchase order, settlement may be delayed. With respect to a purchase order, as between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Solana price utilized in calculating NAV on trade date and the price at which the Fund acquires the Solana to the extent the price realized in buying the Solana is higher than the Solana price utilized in the NAV. To the extent the price realized in buying the Solana is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of Solana was entered into with a Solana Trading Counterparty or via the Prime Broker, such party will deliver Solana related to such transaction to the Fund’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

Because the Fund’s Trading Balance may not be funded with cash on the trade date for the purchase of Solana associated with the purchase order, the Fund may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on trade date. The extension of Trade Credits on trade date allows the Fund to purchase Solana through the Prime Broker on trade date, with such Solana being deposited in the Fund’s Trading Balance. For settlement of a creation, the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Fund uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Any trade financing fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

Upon the deposit by the Solana Trading Counterparty or the Prime Broker of the corresponding amount of Solana with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2026, Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and J.P. Morgan Securities LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Fund purchases Solana, the deposit of Solana will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Solana Custodian pursuant to a regular end-of-day sweep process. Transfers of Solana into the Fund’s Trading Balance are off-chain transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the Solana blockchain. Any costs related to transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are borne by the Authorized Participant (and not the Fund or its Shareholders).

The Sponsor intends to cause the Administrator to make available on each Business Day an indicative Creation Unit Deposit Amount for the next Business Day. Authorized Participants may use that indicative Creation Unit Deposit Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Administrator in respect of purchase orders placed by them on such next Business Day and accepted by the Sponsor. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Sponsor, the Authorized Participant will be required to deposit with the Administrator the Creation Unit Deposit Amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of Solana has been received in the Fund’s account. Disruption of services at the Prime Broker or Solana Custodian would have the potential to delay settlement of the Solana related to Share creations.

Solana transactions that occur on the blockchain are susceptible to delays due to Solana Network outage, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that Solana transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Solana Network, such Solana will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

In-Kind Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of Solana attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in-kind in exchange for Solana (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Creation Procedures” described above). On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is properly received by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance of Creation Units for such purchase order (including Solana Network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Solana Custodian according to the amounts invoiced by the Solana Custodian. Any Solana Network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the amount of Solana the Authorized Participant and/or its designee needs to deposit. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of a Solana smaller than 0.00000001 are disregarded for purposes of the computation of the Solana deposit amount.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. Eastern time on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the amount of Solana that the Authorized Participant and/or its designee must deliver to the Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s and/or its designee’s unilateral offer to deposit Solana in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the Solana Custodian or any other party.

The amount of Solana necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the amount of Solana constituting the Solana deposit amount as appropriate to reflect sales of Solana, any loss of Solana that may occur, and accrued expenses. The Administrator determines the quantity of Solana associated with a creation unit for a given day by dividing the number of Solana held by the Fund as of the opening of business on that Business Day, adjusted for the amount of Solana constituting estimated accrued but unpaid fees and expenses of the Fund as of the opening of business on that Business Day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. The Solana deposit amount so determined will be made available to all Authorized Participants, and will be made available on the Sponsor’s website for the Shares.

For settlement of an in-kind creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for Solana received from the Authorized Participant and/or its designee.

Upon the deposit of the corresponding amount of Solana with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of March 31, 2026, Jane Street Capital, LLC, Virtu Americas LLC, and J.P. Morgan Securities LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the above, the deposit of Solana will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Solana Custodian pursuant to a regular end-of-day sweep process. Transfers of Solana into the Fund’s Trading Balance may be “on-chain” or “off-chain” transactions, and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the Solana blockchain. Any costs related to transactions and transfers to the Fund’s Trading Balance, as well as from the Fund’s Trading Balance to the Fund’s Vault Balance, are borne by the Authorized Participant (and not the Fund or its Shareholders).

The agreement entered into with each Authorized Participant provides that once a purchase order has been accepted by the Sponsor, the Authorized Participant and/or its designee will be required to deposit the Creation Unit Solana deposit amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of Solana has been received in the Fund’s account. Disruption of services at the Prime Broker or Solana Custodian would have the potential to delay settlement of the Solana related to Share creations.

Solana transactions that occur on the blockchain are susceptible to delays due to Solana Network outage, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that Solana transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Solana Network, such Solana will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order if the Sponsor determines that:

•
the purchase order is not in proper form;

•
it would not be in the best interest of the Shareholders of the Fund;

•
the acceptance of the purchase order would have adverse tax consequences to the Fund or its Shareholders;

•
the acceptance or receipt of the purchase order would, in the opinion of counsel to the Sponsor, be unlawful; or

•
circumstances outside the control of the Fund, the Sponsor, the Marketing Agent or the Solana Custodian or Cash Custodian make it, for all practical purposes, not feasible to process the order (including if the Sponsor determines that the investments available to the Fund at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the Solana Custodian or the Cash Custodian will be liable for the rejection of any purchase order. The Fund may reject any purchase order that is not in proper form.

Cash Redemption Procedures

For cash redemptions, the Fund redeems Creation Units in exchange for cash proceeds from selling the amount of Solana represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the Solana Custodian in connection with the redemption of Creation Units for such redemption order (including Solana Network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Solana Custodian according to the amounts invoiced by the Solana Custodian. Any Solana Network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with a Solana Trading Counterparty or the Prime Broker, to sell Solana in exchange for cash. Also on the date of the redemption order, the Fund instructs the Solana Custodian to unstake the applicable amount of Solana (as needed) and to prepare to move the associated Solana from the Fund’s Vault Balance with the Solana Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus three (T+3) Business Days, unless an earlier settlement is practicable), the Authorized Participant delivers the necessary Shares to the Fund, a Solana Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of Solana, Solana is delivered to the Solana Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. On the date of the redemption order, the Fund may need to instruct the Solana Custodian to unstake the applicable amount of Solana depending on the size of the order and the amount of the Fund’s Solana that is staked at that time. It is possible that the Fund will be able to accommodate a shorter settlement period in certain cases, subject to the timing requirements of unstaking its Solana and related aspects of the settlement process. In the event the Fund has not been able to successfully unstake the Solana, or to successfully execute and complete settlement of a Solana transaction by the settlement date of the redemption order, settlement may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant , the Authorized Participant will be responsible for the dollar cost of the difference between the Solana price utilized in calculating the NAV on trade date and the price realized in selling the Solana to raise the cash needed for the cash redemption order to the extent the price realized in selling the Solana is lower than the Solana price utilized in the NAV. To the extent the price realized from selling the Solana is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of Solana from the Fund’s Trading Balance to the Solana Trading Counterparty’s account at the Prime Broker or to the Prime Broker is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

The Fund’s Trading Balance with the Prime Broker may not be funded with Solana on trade date for the sale of Solana in connection with the redemption order, when Solana remains in the Fund’s Vault Balance with the Solana Custodian at the point of intended execution of a sale of Solana. In those circumstances the Fund may borrow Trade Credits in the form of Solana from the Trade Credit Lender, which allows the Fund to sell Solana through the Prime Broker on trade date, and the cash proceeds are deposited in the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption where Trade Credits were utilized, the Fund delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Fund will use the Solana moved from the Fund’s Vault Balance with the Solana Custodian to the Trading Balance with the Prime Broker to repay the Trade Credits borrowed from the Trade Credit Lender. Any trade financing fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

Transfers of Solana from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the Solana blockchain.

Solana transactions that occur on the blockchain are susceptible to delays due to Solana Network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that the unstaking process is delayed, or Solana transfers from the Fund’s Vault Balance to the Fund’s Trading Balance are delayed, due to congestion or other issues with the Solana Network or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Staking Provider, Prime Broker, Solana Custodian, Cash Custodian or the Authorized Participant’s banks would have the potential to delay settlement of the Solana related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of Solana for cash by the Fund, the Sponsor (or its designee) will instruct the delivery of cash to the Authorized Participant. As noted above, the Authorized Participant is responsible for the dollar cost of the difference between the value of Solana calculated by the Administrator for the applicable NAV per Share of the Fund and the price at which the Fund sells Solana to raise the cash needed for the cash redemption order to the extent the price realized in selling the Solana is lower than the Solana price utilized in the NAV. To the extent the price realized from selling the Solana is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Cash Custodian to transfer the cash amount from the Fund’s Cash Custodian account to the Authorized Participant. The redemption distribution due from the Fund will generally be delivered on the third Business Day (T+3) following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed, except in cases in which an earlier settlement date is practicable. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the cash to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of cash to the Cash Custodian in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

In-Kind Redemption Procedures

For in-kind redemptions, the Fund redeems Creation Units in exchange for Solana (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Redemption Procedures” described above) represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2) the transfer, processing and other transaction costs charged by the Solana Custodian in connection with the redemption of Creation Units for such redemption order (including Solana Network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Solana Custodian according to the amounts invoiced by the Solana Custodian. Any Solana Network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund instructs the Solana Custodian to unstake the applicable amount of Solana (as needed) and prepare to move the associated Solana from the Fund’s Vault Balance with the Solana Custodian to the Fund’s Trading Balance with the Prime Broker. On the date of the redemption order, the Fund may need to instruct the Solana Custodian to unstake the applicable amount of Solana depending on the size of the order and the amount of the Fund’s Solana that is staked at that time. For settlement of a redemption (which is generally expected to be the trade date plus three (T+3) Business Days, unless an earlier settlement is practicable), the Authorized Participant delivers the necessary Shares to the Fund, and the Fund delivers Solana to the Authorized Participant and/or its designee. It is possible that the Fund will be able to accommodate a shorter settlement period in certain cases, subject to the timing requirements of unstaking its Solana and related aspects of the settlement process.

Transfers of Solana from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the Solana blockchain.

Solana transactions that occur on the blockchain are susceptible to delays due to Solana Network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that the unstaking process is delayed, or Solana transfers from the Fund’s Vault Balance to the Fund’s Trading Balance, or to the Authorized Participant and/or its designee, are delayed, due to congestion or other issues with the Solana Network or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Staking Provider, Prime Broker, Solana Custodian, Cash Custodian or the Authorized Participant’s and/or its designee’s accounts/digital wallets would have the potential to delay settlement of the Solana related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, the Sponsor (or its designee) will instruct the delivery of Solana to the Authorized Participant and/or its designee.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Prime Broker to transfer the Solana amount from the Fund’s Trading Balance to the Authorized Participant and/or its designee. The redemption distribution due from the Fund will generally be delivered on the third Business Day (T+3) following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed, except in cases in which an earlier settlement date is practicable. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the Solana to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of Solana in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant.

Suspension of Creation or Redemption Orders

As described above, the Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, generally or with respect to a particular redemption order as follows: (1) during any period in which regular trading on NYSE Arca is suspended or restricted, or the Exchange is closed (other than scheduled weekend or holiday closings), (2) during any period when the Sponsor determines that delivery, disposal or evaluation of Solana is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Broker, Solana Custodian, Cash Custodian, Administrator, Staking Provider, or other service providers to the Fund, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Solana Network, hacking, cybersecurity breach, or power, Internet, or Solana Network outage, or similar event), (3) during such other period as the Sponsor determines to be necessary for the protection of the Shareholders, or (4) as otherwise provided in the Authorized Participant Agreement or in the Declaration of Trust. None of the Fund, the Sponsor or the Administrator will not be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

The Fund may reject any redemption order that is not in proper form.

If the Fund suspends creations or redemptions, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Service Providers of the Trust

The sponsor

The Sponsor of the Trust and the Fund is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company and was formed July 21, 2021. Franklin Resources, Inc., a corporation registered under Delaware law, is the ultimate parent company of the Sponsor.

The Sponsor is responsible for establishing the Fund and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers, but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and provides any required certification for such reports. The Sponsor designated the independent registered public accounting firm of the Fund and may from time to time employ legal counsel for the Fund. The Marketing Agent assists the Sponsor in marketing the Shares. The Marketing Agent is an affiliate of the Sponsor.

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/47315/SINGLCLASS/franklin-solana-etf/SOEZ. The information on the Fund’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, Fund, or any future series of the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Solana or other assets of the Fund or the Trust. However, the preceding liability exclusion does not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

the trustee

CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, serves as Trustee of the Trust. The Trustee’s principal offices are located at 251 Little Falls Drive, Wilmington, DE 19808. The structure of the Trust and the number and/or identity of the Trustee may be amended in the future via amendments to the Trust’s Certificate of Trust and the Declaration of Trust.

The Trustee has none of the duties or liabilities of the Sponsor. The duties of the Trustee shall be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act, (iii) taking such action under the Declaration of Trust as it may be directed in writing by the Sponsor from time to time; provided, however, that the Trustee shall not be required to take any such action if it shall have determined, or shall have been advised by counsel, that such performance is likely to involve the Trustee in personal liability or is contrary to the terms of the Declaration of Trust or of any document contemplated hereby to which the Trust or the Trustee is a party or is otherwise contrary to law; and (iv) any other duties specifically allocated to the Trustee in the Declaration of Trust or agreed in writing with the Sponsor from time to time.

Liability of the trustee and Indemnification

The Trustee is not liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for a Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of its officers, affiliates, directors, employees, and agents are indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the Solana custodian

The Solana Custodian for the Fund’s Solana holdings is Coinbase Custody Trust Company, LLC, and the Trust, on behalf of the Fund, has entered the Custodian Agreement with the Solana Custodian. The Sponsor may, in its sole discretion, add or terminate Solana Custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Fund’s Solana holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such custodians.

The Solana Custodian will keep custody of all of the Fund’s Solana in segregated accounts in the cold (i.e. non-networked) Vault Balance other than the Fund’s Solana, which is temporarily maintained in the Trading Balance with the Prime Broker as described below in “The Prime Broker”. Fund assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Solana Custodian’s or its affiliates’ assets, or the assets of the Solana Custodian’s other customers. The Fund has not established a policy designating any specific parameters regarding amount of Solana to be held in each cold storage wallet, and there is no limit on such amount. The Vault Balance is held at Solana blockchain addresses at which only the Fund’s assets are held. The percentage of the Fund’s Solana that is held in cold storage will vary as dictated by business needs and there is no set percentage. The Solana Custodian will keep all of the private keys associated with the Fund’s Solana in cold storage (i.e., on a non-networked computer or electronic or storage device).

Cold storage is a safeguarding method by which the private key(s) corresponding to Solana is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

Cold storage of private keys may involve keeping such keys on an air-gapped computer or electronic device or storing the public key and private keys on a storage device. The Solana Custodian may receive deposits of Solana but may not send Solana without use of the corresponding private keys. Such private keys are stored in air-gapped storage facilities globally, exact locations of which are not disclosed for security reasons. A limited number of employees at the Solana Custodian are involved in private key management operations, and the Solana Custodian has represented that no single individual has access to full private keys.

The Trust retains audit rights with respect to the verification of the Fund’s Solana. Specifically, all copies of records of Coinbase Custody are at all times during its regular business hours open for inspection and use by duly authorized officers, employees or agents of the Trust. In addition, the Solana Custodian will provide once per calendar year the Trust with a copy of its Service Organizational Control (SOC) 1 and 2 reports prepared in accordance with the requirements of AT section 801, Reporting on Controls at a Service Organization or other information necessary to verify that satisfactory internal control systems and procedures are in place. Such reports will include verification of the Fund’s Solana. The Solana Custodian’s internal audit team performs periodic internal audits over custody operations, and the Solana Custodian has represented that SOC attestations covering private key management controls are also performed on the Solana Custodian by an external provider.

Coinbase Global currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and intended to cover the loss of client assets held by Coinbase Insureds, including from employee collusion or fraud, theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The Solana Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the digital assets custodied on behalf of the Coinbase Insureds’ clients, including the Fund’s Solana custodied by the Solana Custodian. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured’s customers, is not specific to the Fund or to customers holding Solana with the Solana Custodian or Prime Broker, and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large scale or simultaneous incident affecting multiple Coinbase clients. Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss.

In the event of a fork, the Coinbase Entities may temporarily suspend Prime Broker Services (with or without notice to the Fund). The Coinbase Entities may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely. The Coinbase Entities are required to use commercially reasonable efforts to timely select at least one of the forked protocol branches to support and will identify such selection in a notice reasonably in advance of such fork (to the extent practicable) to provide a Fund the opportunity to arrange for the transfer of the relevant digital assets, which the Coinbase Entities shall use commercially reasonable efforts to accomplish in advance of such fork. Neither the Solana Custodian nor the Prime Broker shall have any liability, obligation or responsibility whatsoever arising out of or relating to the operation of an unsupported branch of the Solana blockchain in the event of a fork. Neither the Solana Custodian nor the Prime Broker support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with Solana. The Fund holds only Solana and cash and may not hold any non-Solana crypto asset. The Trust has issued a standing instruction regarding airdrops and forks to the Solana Custodian consistent with the foregoing policy.

Under the Custodian Agreement, the Solana Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the Solana Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall Solana Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, Coinbase’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Solana Custodian’s fraud or willful misconduct. The Solana Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service, which result directly or indirectly from a cause or condition beyond the reasonable control of the Solana Custodian. Under the Custodian Agreement, except in the case of its negligence, fraud or willful misconduct, the Solana Custodian shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Fund’s computer or other equipment, or any phishing, spoofing or other attack.

The Solana Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. These termination provisions are described in more detail in “The Prime Broker” below. If the Solana Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund will be permitted to withdraw Solana associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The Solana Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by Client. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

THE STAKING PROVIDER

Coinbase Crypto serves as the Staking Provider for the Fund from the date the Shares are initially listed on the Exchange.

The Fund intends to stake as much of the Fund’s Solana as possible (i.e., up to 100%) (“Staking Rewards”) through one or more Staking Providers. As a result of any staking activities in which the Fund engages, the Fund expects to receive Staking Rewards in the form of Solana, which may be treated as income for U.S. federal income tax purposes. Staking activity on the Solana Network involves the delegation of Solana to validators and carries certain risks. Staked Solana may be subject to community-determined penalties for validator misbehavior, or slashing. If the Staking Provider causes the Fund’s staked Solana to be subject to such slashing losses, the Fund could suffer losses of the staked Solana. Additionally, the staking process includes protocol-defined warm-up, activation and withdrawal periods, during which staked Solana is temporarily locked and inaccessible. These phases affect when Solana begins earning rewards, participates in consensus and becomes available for transfer or redelegation.

The Fund may hold unstaked Solana to pay the Sponsor's Fee and other Fund expenses or liabilities, to liquidate Staking Rewards for cash to be distributed to shareholders or to facilitate creation and redemption activity, including to satisfy existing or anticipated redemption requests, or as otherwise described herein and/or in the Fund's Prospectus. Additionally, the Fund may refrain from staking some or all of its Solana if, in the Sponsor's determination, staking would interfere with the Fund's ability to continue satisfying the Staking Requirement or any related requirement, or in other exceptional circumstances that may interfere with the security or liquidity of the Fund's Solana holdings. Such circumstances may include changes involving the Fund's Custodian or Staking Provider(s), regulatory or legal developments affecting the Fund's ability to stake, or extreme or stressed market conditions.

Staking Providers stake the Fund's Solana as the node operator and operate the validator by which the Fund's Solana is staked. The Staking Provider performs its staking services in collaboration with the Solana Custodian, as the Solana is generally staked directly from the Fund's Solana account with the Solana Custodian. The Fund maintains control of the Solana while it is staked because remains in the Fund's account with the Solana Custodian (i.e., it will be kept in a separate account for which the Fund is the beneficial and record owner and is not be commingled with the Solana Custodian's other client accounts). The Fund retains the ability to un-stake its Solana while the Staking Provider(s) does not have this capability. With respect to the Fund, staking is a passive activity as it does not participate in the operation of the staking program.

The Trust, on behalf of the Fund, has entered into a Staking Services Agreement with Coinbase Crypto. Pursuant to that agreement, Coinbase Crypto will provide the Fund with certain services, including the following, on certain network protocols and/or blockchains that are supported by Coinbase Crypto, as set forth in the Staking Services Agreement:

(i) enabling network participation including staking, validating, generating or approving blocks of transactions to be added to a particular blockchain, helping to secure the network or otherwise engaging with or participating on the supported network;

(ii) support for eligible changes, improvements, extensions or other new versions thereof on the network; and

(iii) development, upgrades, migration, integration, testing, conversion, monitoring, maintenance, consulting, or other services and deliverables.

The Staking Services Agreement with Coinbase Crypto has an initial term of two years, which automatically renews at the end of successive 12-month periods unless terminated.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Fund’s Solana holdings and cash holdings from time to time may be temporarily held with the Prime Broker, an affiliate of the Solana Custodian, in the Trading Balance, for certain limited purposes, in connection with creations and redemptions of Creation Units and the sale of Solana to pay the Sponsor’s fee and Fund expenses not assumed by the Sponsor. The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Fund, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such prime brokers.

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular Solana (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the Solana (and cash) the Prime Broker holds on to behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s Solana (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the Solana associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Solana on behalf of its clients. There are no policies that would limit the amount of Solana that can be held temporarily in the Trading Balance maintained by the Prime Broker. However, Solana is only moved into the Trading Balance in connection with and to the extent of purchases and sales of Solana by the Fund and such Solana is swept from the Fund’s Trading Balance to the Fund’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Fund’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Fund’s Solana is held in the Fund’s Trading Balance.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of Solana that the Prime Broker holds for customers holding similar entitlements as the Fund which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the Solana in the Fund’s Trading Balance in cold storage or to hold any such Solana in segregation, and neither the Fund nor the Sponsor can control the method by which the Prime Broker holds the Solana credited to the Fund’s Trading Balance.

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws and (iii) in Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass through basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker Entity or to any digital asset held by a Prime Broker on Fund’s behalf.

To the extent the Fund sells Solana through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of March 31, 2026 include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four non-bank market makers (“NBMMs”).

the cash custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any all losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct or reckless disregard of its duties under the Custody Agreement. The Trust, on behalf of the Fund, will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Franklin Distributors, LLC is the Marketing Agent of the Fund. The Marketing Agent is an affiliate of the Sponsor and has its principal address at One Franklin Parkway, San Mateo, CA 94403-1906.

The Marketing Agent and its affiliates may from time to time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent is responsible for marketing the Fund and the Shares on a continuous basis. Among other things, the Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Fund on an ongoing basis; (2) preparing marketing materials regarding the Shares, including the content on the Fund’s website; (3) executing the marketing plan for the Fund; (4) conducting public relations activities related to the marketing of Shares; and (5) incorporating Solana into its strategic and tactical exchange-traded fund research.

authorized participants

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of Solana and/or cash in connection with such creations or redemptions. As of March 31, 2026, Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., and J.P. Morgan Securities LLC have each executed an Authorized Participant Agreement and serve as Authorized Participants of the Fund. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. See “Creations and Redemptions” for more details.

Taxation of the trust

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

Item 1A.
Risk Factors

The Shares are speculative and involve a high degree of risk. Before making an investment decision, you should consider carefully the risks described below, as well as the other information included in this report.

Summary Risk Factors

Risk Factors Related to Digital Assets

●
The trading prices of many digital assets, including Solana, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●
The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of Solana as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Solana blockchain.

●
Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Solana.

●
Smart contracts, including those relating to decentralized finance (“DeFi”) applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for Solana or cause a wider loss of confidence in the Solana Network, either of which could have an adverse impact on the value of Solana.

●
Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

●
A temporary or permanent “fork” could adversely affect the value of the Shares.

●
Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Avalanche, or Cardano, could have a negative impact on the demand for, and price of, Solana and thereby adversely affect the value of the Shares.

●
Staking activity comes with a risk of loss of Solana tokens, including in the form of “slashing” penalties. As of the date of this report, no slashing penalty has ever been assessed on the Solana Network. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, resulting in certain liquidity risks that the Sponsor will seek to manage.

Risk Factors Related to the Digital Asset Markets

●
The value of the Shares relates directly to the value of Solana, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●
The Fund’s timing in reaching the market and fee structure relative to other competitor Solana products could have a detrimental effect on the scale and sustainability of the Fund.

●
The Index (as defined below) has a relatively limited performance history, and could experience calculation or other errors, in which case the Index price could fail to track the global Solana price, and a failure of the Index price could adversely affect the value of the Shares.

●
The Index price used to calculate the value of the Fund’s Solana may be volatile, adversely affecting the value of the Shares.

Risk Factors Related to the Fund and the Shares

●
If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, including as a result of Staking Activities, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Solana may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

●
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants and/or their designees or Solana Trading Counterparties.

●
The Fund will rely on the information and technology systems of the Service Providers (as defined below), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

●
Solana transactions are irrevocable and stolen or incorrectly transferred Solana may be irretrievable. As a result, any incorrectly executed Solana transactions could adversely affect the value of the Shares.

●
If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement, Staking Provider Agreement or Solana Trading Counterparty agreement (as defined below) is terminated or the Solana Custodian, Prime Broker, an Authorized Participant, a Staking Provider or a Solana Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant, staking provider or Solana trading counterparty, which could pose a challenge to the safekeeping of the Fund’s Solana, and the Fund’s ability to create and redeem Shares and continue to operate may be adversely affected.

●
Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

Risk Factors Related to the Regulation of the Fund and the Shares

●
Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of Solana or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of Solana, validation activity, staking activity, digital wallets, the provision of services related to trading and custodying Solana, the operation of the Solana Network, or the digital asset markets generally.

●
If regulators subject the Fund or the Sponsor to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

●
Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary or nonrecurring expenses to the Fund.

●
The treatment of digital currency (including regarding Staking Activities) for U.S. federal, state and local income tax purposes is uncertain.

●
The treatment of Staking Activities under U.S. federal securities laws may be unsettled.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including Solana, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Solana, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including Solana, over the course of 2021, and multiple market observers assert that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for Solana. For example, ether lost approximately 12.2% of its value, bitcoin lost approximately 14% of its value, and Solana lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, precipitated by global trade tensions, and structural leverage which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, Solana) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Solana’s history. Solana has exhibited a historical annualized volatility of 121.67% and maximum annual price decrease of -95.34%. During the period covered by this report, digital asset prices continued to fluctuate in 2026. Over the past year ending March 31, 2026, Solana’s highest price was $247.63 on September 18, 2025 and its lowest price was $78.18 on February 5, 2026. (Source: CoinMarketCap.com).

The price of Solana on public digital asset trading platforms has a limited history, and during this history, has experienced periods of extreme volatility due to several unique factors. Since its launch in 2020, the Solana Network has suffered several high-profile network outages and technical issues, which triggered sharp price swings. For example, in September 2021, the Solana Network experienced a significant disruption and was offline for 17 hours and only returned to full functionality 24 hours later. This network outage was later attributed to a type of denial of service attack. In 2022, the price of Solana experienced extreme volatility due to the collapse of FTX Trading Ltd. (“FTX”) and Alameda Research and their close association with the Serum protocol, a decentralized exchange on the Solana Network. In February 2023, a malfunction caused a validator to transmit an exceptionally large block of Solana, which was several orders of magnitude larger than a standard block, and caused an outage of nearly 19 hours. In February 2024, a bug in Agave (a validator program that is a fork of the original Solana validator program), caused all validators running the program to stall on the validation of a block, which caused a 5-hour outage. The Solana ecosystem has grown rapidly since its creation, especially in its use of DeFi or open finance platforms and launching NFTs on the Solana blockchain. This rapid growth attracted speculative capital, which amplified Solana price movements. Further, Solana exhibits a high degree of concentration in ownership, which increases the susceptibility to large-scale sell-offs. These features, combined with the technical complexity and innovation risk inherent in Solana’s architecture, may result in price movements that are more severe and less correlated with broader digital asset market trends, particularly during periods of network stress or significant ecosystem developments. The development of the Solana Network is ongoing and any disruption could have a material adverse effect on the value of Solana and an investment in the Shares.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may experience a bubble or significant correction in the future Digital assets including Solana remain susceptible to cyber security events, fraud, manipulation or similar disruptions. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In April 2025, the DOJ issued a policy memo ending "regulation by prosecution" for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ's new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. In response to these events (collectively, the ‟2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. Some sources report the price of Solana declined 94% overall in 2022, including over 50% in the two months following FTX’s declaration of bankruptcy. The 2022 events also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including Solana, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Fund, its service providers or to the digital asset industry as a whole.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of Solana and the Fund’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve was directed to be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring digital assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to Solana or other digital assets may negatively and significantly impact the price of Solana and the Fund’s Shares.

The ultimate impact of these recent regulatory developments on the Fund’s business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Fund, its service providers or to the digital asset industry as a whole. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, it is not clear whether and how market participants, including registered broker-dealers, will adjust their activities to account for the new orders.

Extreme volatility in the future, including further declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of Solana and other digital assets, including a depreciation in value. The Fund is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Solana. Additionally, advancements in capabilities of quantum computing and similar technology may pose challenges to the security of digital asset networks, including the Solana blockchain. There can be no assurance that these risks will be sufficiently mitigated with protection measures. Vulnerabilities in cryptography supporting digital assets, including Solana could adversely impact confidence across digital markets generally, and cause volatility or substantial declines in the price of Solana and the Shares.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of Solana as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Solana blockchain.

Digital assets such as Solana were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
Digital asset networks, including the Solana peer-to-peer network and associated blockchain ledger (such blockchain, the “Solana blockchain” and together with the peer-to-peer network, the “Solana Network” or “Layer 1 Solana Network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because Solana is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●
Digital assets, including Solana, are controllable only by the possessor of both the unique public key and private key or keys relating to the Solana Network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Solana Network, would affect the ability to transfer digital assets, including Solana, and, consequently, their value.

●
The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the Solana Network, could result in a “fork” in such network’s blockchain, including the Solana blockchain, resulting in the operation of multiple separate networks.

●
Governance of the Solana Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Solana Network, which may stymie the Solana Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Solana Network, especially long-term problems.

●
The foregoing notwithstanding, the Solana Network’s protocol is informally overseen by a collective of core developers who, along with members of the Solana community, can introduce proposals through Solana Improvement Documents (“SIMDs”) for updating the Solana Network. The core developers evolve over time, largely based on self-determined participation. In 2025, Solana attracted approximately 4,100 new developers. A Solana client (“Solana Client”) is a software application that implements the Solana Network specification and communicates with the Solana Network. A “node” is a computer or other device that has downloaded the Solana Client and is connected to other computers also running the Solana Client software, together forming the Solana Network. To the extent that node operators update their individual Solana Client to new specifications, the Solana Network could be subject to changes that may adversely affect the value of Solana. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

●
Over the past several years, digital asset validator operations have evolved from individual users to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to a decrease in transaction fees, validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Solana blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●
Many digital asset networks, including the Solana Network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Solana Network and the value of Solana.

●
Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Solana Network, Solana Client or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients that nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned for involving Geth clients, see “—A temporary or permanent “fork” or “clone” of the Solana Network could adversely affect the value of the Shares.” The cryptography underlying the Solana Network or Solana as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Solana Network or take the Fund’s Solana, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Solana Network may be negatively affected. Would. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today's leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world's information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, or allow a malicious actor to compromise the wallets holding ether owned by the Fund or others on the Ethereum network, which would result in losses to Shareholders. While various actors in the Ethereum community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks) , and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “-Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “-A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Solana NetworkEthereum network may be negatively affected. Such losses of functionality could lead to the Solana Network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for Solana. Even if another digital asset other than Solana were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●
The Solana Network has been in the process of implementing a series of software upgrades and other changes to its protocol, such as QUIC TPU, stake-weighted QoS, localized fee markets, sharding, token-22, token extensions, and Firedancer. These upgrades have resulted in, and are expected to continue to result in, changes to the Solana Network. Many of the contemplated upgrades to the Solana Network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as QUIC, stake-weighted QoS, and localized fee markets, which are currently live on Mainnet-beta, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of Solana and the value of the Shares. One upgrade currently in development, Firedancer, is a validator client designed to significantly increase Solana’s transaction processing capabilities and provide support for sharding. In a live demo broadcast in 2022, Firedancer demonstrated an ability to process over 1 million transactions per second. As of January 2025, Solana core developers have expressed that they want a super majority of processing power on the chain’s test network to run through Frankendancer, an early version of Firedancer. As a result of this or future upgrades, it is possible that significant volumes of currently locked and illiquid Solana becomes unlocked and sold, which could increase volatility in Solana prices or have a material adverse effect on the value of Solana and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Solana Network or greater reliance so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of Solana, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “—A temporary or permanent “fork” or “clone” of the Solana Network could adversely affect the value of the Shares” for additional information.

●
The Solana Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of Solana as well as other Solana Network protocols. For example, in January 2025, a proposal to adjust the emission mechanism, which would lower the inflation rate of Solana, was added to the SIMD repository. Additionally, a significant upcoming planned hard fork—referred to as “Alpenglow”—was announced by the core developers in May 2025 and aims to reduce transaction finality time and enhance network security. The open-source nature of many digital asset network protocols, such as the protocol for the Solana Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Solana Network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Solana Network and price of Solana.

●
Decentralized application and smart contract developers depend on being able to obtain Solana to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require Solana in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for Solana. Solana’s price volatility (particularly where Solana prices increase), or the Solana Network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Solana Network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Solana blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of Solana could be negatively affected.

Moreover, because digital assets, including Solana, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Solana.

The first digital asset, bitcoin, was launched in 2009. The Solana Network launched in 2020. In general, digital asset networks, including the Solana Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
Solana is only selectively accepted as a means of payment by retail and commercial outlets, and use of Solana by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Solana transactions; process wire transfers to or from digital asset platforms, Solana-related companies or service providers; or maintain accounts for persons or entities transacting in Solana. As a result, the prices of Solana may be influenced to a significant extent by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept Solana in the future.

●
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Solana, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Fund from being able to complete creations and redemptions of Creation Units, the timely liquidation of Solana and withdrawal of assets from the Solana Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Fund’s operations.

●
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks, including the Solana Network. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Solana Network If any such features are introduced to the Solana Network, any platforms or businesses that facilitate transactions in Solana may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

●
Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Solana Network.

The Fund is not actively managed and does not pursue any formal strategy relating to the development of the Solana Network and will not attempt to avoid or mitigate losses caused by declines in the price of Solana.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Solana Network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Solana Network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Historically, the development of the source code of the Solana Network has been overseen by Solana Labs, the Solana Foundation, and other core developers. Core developers’ roles evolve over time, largely based on self‑determined participation. If a significant majority of nodes, users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to the Solana Network’s protocols and software could, if accepted and authorized by the Solana Network community, adversely affect the value of an investment in the Fund.

The Solana Network uses cryptographic protocols to govern the interactions within the Solana Network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Solana on Github.com. The core developers can propose amendments to the Solana Network’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the Solana Network and the properties of Solana. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new Solana or changes to the Solana supply, which could undermine the appeal and market value of Solana. Alternatively, software upgrades and other changes to the protocols of the Solana Network could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Solana Network or Solana. As a result, the Solana Network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Fund.

The open-source structure of the Solana Network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Solana Network protocol. A failure to properly monitor and upgrade the Solana Network protocol could damage the Solana Network and negatively affect the value of an investment in the Fund.

The Solana Network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Solana Network development. As new Solana are rewarded solely for validator activity (other than the 500 million minted in 2018 upon launch of the Solana testnet) and are not sold on an ongoing basis to generate revenue to support development activity, and the Solana Network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Solana Network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Solana Network and the core developers may lack the resources to adequately address emerging issues with the Solana Network protocol. Although the Solana Network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ether. In the event a high-profile contributor to the Solana Network, such as Anatoly Yakovenko, is perceived as no longer contributing to the Solana Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Solana, which could adversely impact the value of the Shares.

In another example, FTX, one of the largest Digital asset trading platforms at the time, experienced a high-profile collapse in November 2022. Along with its CEO Sam Bankman-Fried and Alameda Research (a digital asset trading firm also owned by Bankman-Fried), FTX had provided substantial financial and developmental support to the Solana project. Bankman-Fried was also a strong and vocal supporter of Solana and the Solana Network. It does not appear, however, that FTX, Alameda Research, or any other Bankman-Fried-affiliated entity had a formal relationship with Solana Labs or the Solana Foundation, or that Solana Labs or the Solana Foundation were involved in any of FTX, Alameda Research or Bankman-Fried’s alleged misconduct. Based on public information it does not appear that FTX or Alameda Research operated a validator node on the Solana Network. The price of Solana fell severely immediately following the news of FTX’s insolvency (although it has since recovered substantially).

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Solana Network. In addition, a bad actor could also attempt to interfere with the operation of the Solana Network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Solana Network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Solana Network and an investment in the Fund may be adversely affected.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Solana Network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain.

On May 12, 2026, the Solana Network handled approximately 3,200 transactions per second (source: Solana.com). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag the growth in demand to settle transactions on digital asset networks, average fees and settlement times may increase considerably. Since inception, transaction fees on the Solana Network have been comprised of a fixed base fee of 0.000005 Solana per transaction, plus a variable fee component based on the computation resources used during the transaction as well as aggregate network activity. Solana holders can also pay an additional prioritization fee to expedite their transaction. Increased fees and decreased settlement speeds could preclude certain uses for Solana, and could reduce demand for, and the price of, Solana, which could adversely impact the value of the Shares.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Solana Network (consistent with common usage, all such applications are referred to as “decentralized applications” or “DApps,” whether or not decentralized in fact) outside of the main Solana Network and Solana blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Solana Network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Solana Network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Solana Network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Solana Network and then post the data, typically in batches, back to the Layer 1 Solana Network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Solana Network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Solana Network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Solana Network runs in parallel with the existing Layer 1 Solana Network and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Solana Network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Solana Network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Solana Network to not adequately resolve scaling challenges and adversely impact the adoption of Solana and the Solana Network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Solana Network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Solana Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Solana Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Solana Network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended, could suffer from centralization concerns, or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for Solana because it would eliminate a source of demand for using Solana to record transactions from the Layer 2 onto the Layer 1 Solana Network. Any of the foregoing could adversely affect the price of Solana or the value of the Shares of the Fund.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

As of December 31, 2025, the largest 100 Solana wallets held approximately 22.76% of the Solana in Circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Solana, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Solana.

Liquid staking applications pose centralization concerns, and a single liquid staking application has reportedly controlled a significant percentage of the total staked SOL on the Solana Network.

On the Solana Network, holders of SOL may participate in the proof-of-stake consensus mechanism by delegating SOL to a validator, which validates transactions and produces blocks that are added to the Solana blockchain. Because there is no fixed per-validator minimum or protocol-imposed cap on the amount of SOL that may be delegated to a validator, a single validator operator or coordinated group of validators may manage substantial delegated stake and therefore a disproportionate amount of validation power. For example, Jito operates a liquid staking protocol that permits holders of SOL to deposit SOL into a staking program, which then delegates such SOL across a set of validators while issuing the holder a transferable token ("JitoSOL") representing a claim on the underlying staked SOL and accrued rewards. Public sources have indicated that Jito's liquid staking protocol has at times represented a meaningful share of the liquid-staked SOL on the Solana Network, and that validators utilizing Jito-related infrastructure have accounted for a substantial portion of overall network stake. While it is generally understood that a liquid staking provider or other large staking intermediary would have economic disincentives to disrupt transaction finality or block production—because doing so could impair the value of SOL, reduce staking rewards, and potentially expose delegated stake to penalties or loss—any validator operator, liquid staking protocol, or coordinated group controlling a substantial percentage of total delegated SOL could, in theory, seek to influence block production, transaction ordering, or network governance in a manner adverse to the Solana Network. Such centralization or coordination risks, whether arising from a single liquid staking protocol, a dominant validator set, or reliance on a particular validator client, could negatively affect the security, decentralization, and perceived integrity of the Solana Network, the market value of SOL, and, consequently, the value of the Shares.

If the digital asset award or transaction fees for recording transactions on the Solana Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of Solana and the value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Solana Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Solana blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
A reduction in the processing power expended by validators on the Solana Network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “—If a malicious actor or botnet obtains control of more than 33% of the validating power on the Solana Network, or otherwise obtains control over the Solana Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Solana blockchain to adversely affect the value of the Shares or the ability of the Fund to operate.”

●
Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Solana blockchain or a software upgrade automatically charges fees for all transactions on the Solana Network, the cost of using Solana may increase and the marketplace may be reluctant to accept Solana as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Solana Network and force users to pay higher fees, thus reducing the attractiveness of the Solana Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Solana Network, the value of Solana and the value of the Shares.

●
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Solana blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Solana Network and could prevent the Administrator from completing transactions associated with the day-to-day operations of the Fund, including creations and redemptions with Authorized Participants.

●
During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as Maximal Extractable Value (“MEV”). For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Solana Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV system may lead to an increase in transaction fees on the Solana Network, which may diminish its use. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation that will significantly alter an asset’s price on a decentralized exchange. The participant could then, for example, orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the mempool and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Users or other stakeholders on the Solana Network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Solana Network generally. In addition, it is possible regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Solana Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of Solana and the value of the Shares.

If a malicious actor or botnet obtains control of more than 33% of the validating stake on the Solana Network, or otherwise obtains control over the Solana Network through its influence over core developers or otherwise, such actor or botnet could delay or manipulate the Solana blockchain, which could adversely affect the value of the Shares or the ability of the Fund to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the Solana Network contains certain vulnerabilities. For example, the Solana Networks is currently vulnerable to several types of attacks, including:

●
“33% attack” where, if a validator or group of validators were to gain control of more than 33% of the staked Solana, a malicious actor could temporarily impede or delay block confirmation or cause a temporary fork in the blockchain.
●
“50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked Solana on the Solana Network, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain on a forward-looking basis, including censoring transactions following the achievement of threshold, double-spending, and fraudulent block propagation, potentially for an extended period or even permanently, while the attacker maintains the threshold. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.
●
“66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the staked Solana, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation, both on a forward- and backward-looking basis. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If a malicious actor, group or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority (over 50%) of the validating power on the Solana Network, it may be able to alter the Solana blockchain on which transactions in Solana rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Solana Network or the Solana community did not reject the fraudulent blocks as malicious, reversing any changes made to the Solana blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked Solana on the Solana Network, they could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that they could in double-spending or fraudulent block propagation. Even without a 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Solana Network (similar to a denial of service attack).

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Solana Network, which could negatively impact the value of Solana and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Solana Network, it is possible that certain groups of coordinating or connected Solana holders may together have more than 50% of outstanding Solana, which if staked and if the users run validators, would permit them to exert authority over the validation of Solana transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of Solana, the feasibility of a malicious actor obtaining control of the validating power on the Solana Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Solana Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that nodes, users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Solana Network, the risk that a malicious actor may be able to obtain control of the Solana Network in this manner exists. Moreover, it is possible that a group of Solana holders that together control more than 50% of outstanding Solana are in fact part of the initial or current core developer group, or are otherwise influential members of the Solana community. To the extent that the initial or current core developer groups also control more than 50% of outstanding Solana, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Solana Network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

Furthermore, Solana may be subject to supply chain attacks, in which hackers target third-party components, services or software that a digital asset network relies on instead of attacking the network itself. For example, in April 2025, a malware attack was discovered in a widely used open-source JavaScript library associated with the XRP Ledger. The malicious code was inserted through a supply chain vulnerability and had the potential to compromise applications built using the affected library. While the core XRP Ledger protocol and validator infrastructure were not directly compromised, some third-party applications that integrated the compromised library may have been exposed to risks, including unauthorized access to user data and disruption of application functionality. The vulnerability was identified and remediated by the developer community shortly after discovery, and no material exploitation of the malware has been publicly confirmed. However, the incident highlights the risk attendant to reliance on third-party software components. Future incidents of a similar nature could adversely affect confidence in the digital asset ledgers, disrupt applications that interface with the digital asset ledgers, impair network reliability, or otherwise negatively impact the value of the Shares or the Fund's ability to operate.

Liquid staking applications pose centralization concerns.

An application built on the Solana network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of Solana to deposit them with Lido, which stakes the Solana while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses centralization concerns. If a similar liquid staking application, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Solana network, the value of Solana, and thus the value of the Shares.

If validators exit the Solana Network, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the network could make the Solana Network more vulnerable to a malicious actor obtaining control of a large percentage of staked Solana, which might enable them to manipulate the Solana blockchain by censoring or manipulating specific transactions, as discussed previously. If the Solana blockchain suffers such an attack, the price of Solana could be negatively affected, and a loss of confidence in the Solana Network could result. Any reduction in confidence in the transaction confirmation process or staking power of the Solana Network may adversely affect an investment in the Fund.

 A temporary or permanent “fork” or “clone” of the Solana Network could adversely affect the value of the Shares.

The Solana Network operates using open-source protocols, meaning that any user can become a node by downloading the Solana Client, and participating in the Solana Network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Solana Network’s source code and then propose that the Solana Network community support the modification. These proposed modifications to the Solana Network’s source code, if adopted, can lead to forks (referred to as “planned forks” because they take place through a formal process). For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

In the case of planned forks, the core developers, including those associated with or funded by the Solana Foundation, are able to access and alter the Solana Network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Solana Network’s source code called SIMDs. Any user can propose an idea for modifying the Solana Network’s source code, and the core developers are responsible for merging the proposed idea into the SIMD repository GitHub, where it formally becomes a SIMD. However, the release of proposed updates to the Solana Network’s source code by core developers does not guarantee that the updates will be adopted. The developers of each Solana Client must agree to implement the SIMD’s changes to the Solana Network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Solana Client software they use by choosing to individually download the modified Solana Client software, and ultimately a critical mass of validators and users - such as DApp and smart contract developers, as well as end users of DApps and smart contracts, and anyone else who transacts on the Solana blockchain or Solana Network - must support the shift, or the upgrades will lack adoption.

Typically in the case of a planned fork, once the SIMDs are formally introduced by being merged into the SIMD repository on GitHub, a robust debate within the Solana community as to the advisability of the proposed change ordinary follows. Assuming the core developers at the protocol level and the developers of individual Solana Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Solana Network’s source code is only effective with respect to the Solana nodes that download it and modify their Solana Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Solana Clients, the change is implemented and the Solana Network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Solana Clients, and the modification is not backwards compatible with the Solana blockchain or network or the Solana Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Solana Network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Solana Network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A significant upcoming planned hard fork—referred to as “Alpenglow”—was announced by the core developers in May 2025 and aims to reduce transaction finality time and enhance network security. Alpenglow is anticipated to introduce a new consensus architecture that is intended to replace Solana’s existing Proof of History (PoH) and Tower BFT consensus mechanisms with a redesigned protocol composed of Votor and Rotor. Votor is an off-chain consensus mechanism intended to increase the speed of finalizing blocks for faster transaction confirmation, whereas Rotor is a block propagation mechanism intended to replace the existing Turbine protocol to reduce block transmission times and cost. The core developers anticipate that Alpenglow will result in a 100x reduction in time to transaction finality. Depending on a validator’s geographic location, this will fall from 12.8 seconds to 100-150ms, allowing Solana to be competitive with more centralized Web2 infrastructure and enabling real-time applications. Alpenglow is expected to roll out to Solana Mainnet in 2026. There can be no assurance Alpenglow will be implemented properly, or at all, and Alpenglow and future anticipated upgrades, if any, could fail to work as expected or create vulnerabilities, bugs, defects, outages, disruptions or other problems. Any failure to successfully implement Alpenglow or other future upgrades could undermine confidence in the Solana Network, disrupt application functionality, reduce validator participation and in turn could adversely affect the price of Solana, value of the Shares or the ability of the Fund to operate.

A future fork in the Solana Network could adversely affect the value of the Shares or the ability of the Fund to operate. A fork could also adversely affect the price of Solana at the time of announcement or adoption or subsequently. The announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Solana Network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Solana Network’s users, validators, or the Solana Network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Solana Network or Solana. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Declaration of Trust, determine which network is generally accepted as the Solana Network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

Any future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Solana Network’s nodes, users, validators, or the Solana Network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Solana Network or Solana. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Solana community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the work, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ethereum held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a “hard fork” that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic,” which is not backwards-compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum network trading platforms through at least October 2016. An Ethereum platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Solana Client software that nodes run and use to access the Solana Network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client-running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within any major Solana Client, or were to happen to the Solana Network as a whole (instead of being limited to a single Solana Client), such a fork could lead to nodes, users and validators losing confidence in the Solana Network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of Solana at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency, including any forked or airdropped assets.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational, security, legal or regulatory, or other risks for the Fund, the Sponsor, the Solana Custodian, Authorized Participants or other entities.

The Fund will not hold any crypto asset other than Solana. Accordingly, Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The Sponsor has the right, in the Sponsor’s sole discretion, to determine: (i) with respect to any fork, airdrop or similar event, what action the Fund shall take, and (ii) what action to take in connection with the Fund’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Fund’s legal advisors, tax consultants, the Administrator, and the Solana Custodian. The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Fund.

Notwithstanding the foregoing, with respect to any airdrop of any non-Solana crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not Solana, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-Solana crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by NYSE Arca, the listing exchange, seeking approval to amend its listing rules. The Fund will not acquire and will disclaim any Incidental Right or Incidental Right asset received, for example as a result of forks or airdrops, and such assets will not be taken into account for purposes of determining NAV. For the avoidance of doubt, the only crypto asset to be held by the Fund will be Solana; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their Shares in the Fund, from any airdrop, fork or similar event. Additionally, as noted above the Fund may only hold Solana and cash.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in Solana directly rather than purchasing Shares. In the event of a hard fork of the Solana Network, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Solana Network, the Sponsor will, if permitted by the terms of the Declaration of Trust, use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Solana Network, the Sponsor will, as permitted by the terms of the Declaration of Trust, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Solana Network, is generally accepted as the Solana Network and should therefore be considered the appropriate network for the Fund’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Solana, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Solana Network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Solana Custodian, other service providers, the Index Administrator, cryptocurrency platforms, or other market participants on what is generally accepted as Solana and should therefore be considered “Solana” for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers, users or validators of Solana or the Solana Network may not be favorably received by the digital asset community, which could negatively impact the value of Solana and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on Solana. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Solana and the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for Solana or cause a wider loss of confidence in the Solana Network, either of which could have an adverse impact on the value of Solana.

Smart contracts are programs that run on the Solana blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many ether-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Additionally, in April 2025, Loopscale, a newly launched Solana lending protocol, suffered a smart contract exploit about two weeks after launch. A hacker took advantage of a mismatch between the protocol’s perceived price of the tokens to take out undercollateralized loans, withdrawing approximately 5.7 million USDC and 1,200 Solana from Loopscale’s vaults, worth an estimated $5.8 million. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022 and approximately $2.2 billion worth of digital assets in 2024, smart contract vulnerabilities accounting for less than 10% of the overall loss of digital assets. In another example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana Networks, led to a $320 million theft of ether. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of Solana.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits Solana or other digital assets, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Solana Network, and smart contracts relating to DeFi applications currently represent a significant source of demand for Solana. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users, for example, to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Solana Network and represent a significant source of demand for Solana, public confidence in the Solana Network itself could be negatively affected, such sources of demand could diminish, and the value of Solana could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Solana Network less attractive.

Validation on the Solana Network requires Solana to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Solana Network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Solana Networks dictate requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly. The Solana Network sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the validation of blocks with invalid transactions. On the Solana Network, slashing generally operates by social consensus, rather than being automatically hardwired into the protocol’s code. The Solana community generally aspires to slash 100% of staked assets in cases where a Solana node is maliciously trying to violate safety rules and 0% during routine operation. There is currently no automatic slashing in the Solana Network. Rather, for regular consensus, after a safety violation, the Solana Network will halt. The validators will analyze the data prior to the halt and figure out who was responsible and propose that the stake of the malicious actors responsible for the safety violation should be slashed after restart, typically 100%. Separately, as part of the “activating” and “deactivating” or “cooling down” process of staking, staked Solana will be inaccessible for a variable period of time determined by a range of factors, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Solana Network’s proof-of-stake consensus protocol. “Deactivating” is the request to exit from the active set and no longer participate in the Solana Network’s proof-of-stake consensus protocol. As part of these “Activating” and “Deactivating” processes of staking on the Solana Network, any staked Solana will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors. However, depending on demand, unstaking can generally take two to three days to complete on the Solana Network.

The Solana Network requires the payment of base fees and the practice of paying prioritization fees is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of Solana. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Solana Network’s adoption or the price of Solana. Any disruption of validation on the Solana Network could interfere with network operations and cause the Solana Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of Solana to decrease. The limited liquidity during the “activation” or “deactivation” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Solana Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of Solana to decrease.

The Sponsor generally seeks to stake as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) through one or more trusted Staking Providers. Staking Providers will be chosen based on cost, reputation, financial stability, and operational security, with a preference for Staking Providers with System and Organization Controls (“SOC”) reports and/or ISO/IEC certifications. To the extent the Sponsor engages additional Staking Providers, the Sponsor will determine the amount of Solana to allocate to each Staking Provider based on each Staking Provider’s performance, including uptime and compliance with staking requirements. As of the date of this report, the Staking Requirement has been satisfied, and the Sponsor intends to cause the Fund to engage in staking as described in the prospectus. In the future, subject to the Sponsor receiving the necessary regulatory approval to utilize alternative means to engage in Staking Activities (the “Alternative Staking Regulatory Approval”) and advice from counsel that doing so should not cause undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes, the Sponsor may seek to use or hold LSTs. The Sponsor has not made a determination to hold or use LSTs on behalf of the Fund as of the date of this report. There are regulatory limitations on the Fund's ability to hold or use LSTs, including that the Fund is not permitted to hold or use LSTs under the Exchange's generic listing standards. In consideration for any staking activities in which the Fund engages, the Fund expects to receive Staking Rewards in the form of Solana, which may be treated as income for U.S. federal income tax purposes and may be liquidated for cash to be distributed to shareholders. The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to shareholders on a monthly basis. Distributions are generally calculated on a three-month lagged basis. The amount of Solana the Fund may receive as reward for its staking activity can vary significantly. Staking activity comes with a risk of loss of Solana. Staked assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

The Fund may also be subject to “slashing” penalties. Slashings occur when a validator attests to two different histories of the chain and penalties occur when a validator is offline for a prolonged period of time. In combination, they deter malicious validators from attacking blockchains. There is currently no automatic slashing on the Solana Network; slashing on the Solana Network may occur only by social consensus. However, future protocol upgrades may include the implementation of automated slashing mechanisms, where penalties would be triggered and enforced directly by the network code without requiring social coordination. As of the date of this report, there have been no slashing incidents on the Solana Network. The Sponsor believes that the Staking Providers are reputable and will not engage in harmful behavior that could lead to slashing or penalties.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Solana Network, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Solana Network, and their associated digital assets - including the Solana held by the Fund - have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Fund’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Fund’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Fund’s assets.

The Solana Protocol was only conceived in 2017 and the Solana Protocol or its proof-of-history timestamping mechanism may not function as intended, which could have an adverse impact on the value of Solana and the investment in the Shares.

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper and introduced the Proof-of-History (“PoH”) timestamping mechanism. PoH is a timestamping mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

PoH is a new blockchain technology that is not widely used and may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying PoH or the Solana protocol, including flaws that affect functionality of the Solana Network or make the network vulnerable to attack.

For example, on September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial-of-service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. The development of the Solana Network is ongoing and any further disruption could have a material adverse effect on the value of Solana and an investment in the Shares.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of Solana which has been in the past, and may continue to be, highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Solana held by the Fund and fluctuations in the price of Solana could adversely affect the value of the Shares. The market price of Solana may be highly volatile, and fluctuate in value due to a number of factors, including:

●
an increase in the global Solana supply or a decrease in global Solana demand;

●
general market sentiment towards or unfavorable conditions or developments within, the digital asset markets and/or blockchain technology industry;

●
trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation;

●
the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands;

●
manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

●
the needs of decentralized applications, smart contracts, their users, and users of the Solana Network generally for Solana to pay gas fees to execute transactions;

●
forks in the Solana Network, particularly where changes to the Solana Network source code are either not well-received by key constituencies within the Solana community or are not successfully executed or implemented and fail to achieve the functionality such changes were intended to bring about;

●
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Solana, and digital asset exchange rates;

●
consumer preferences and perceptions of Solana specifically and digital assets generally;

●
negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●
fiat currency withdrawal and deposit policies on digital asset platforms;

●
the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●
business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●
the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●
investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors;

●
a “short squeeze” resulting from speculation on the price of Solana, if aggregate short exposure exceeds the number of Shares available for purchase;

●
an active derivatives market for Solana or for digital assets generally;

●
monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Solana as a form of payment or the purchase of Solana on the digital asset markets;

●
global or regional political, economic or financial conditions, events and situations, including pandemics or health epidemics;

●
fees associated with processing a Solana transaction and the speed at which Solana transactions are settled;

●
the maintenance, troubleshooting, and development of the Solana Network including by validators and developers worldwide;

●
the ability for the Solana Network to attract and retain validators to secure and confirm transactions accurately and efficiently;

●
ongoing technological viability and security of the Solana Network and Solana transactions, including vulnerabilities against hacks and scalability;

●
governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Solana Network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●
financial strength of market participants;

●
the availability and cost of funding and capital;

●
the liquidity and credit risk of digital asset platforms;

●
interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Solana Network;

●
decreased confidence in digital assets and digital assets platforms;

●
poor risk management or fraud by entities in the digital assets ecosystem;

●
increased competition from other forms of digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Solana Network; and

●
the Fund’s own acquisitions or dispositions of Solana, since there is no limit on the number of Solana that the Fund may acquire.

Although returns from investing in Solana have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that Solana will maintain its value in the long, intermediate, short or any other term. In the event that the price of Solana declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of Solana as represented by the Index or other pricing source used by the Fund may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Solana has resulted, and may continue to result, in speculation regarding future appreciation in the value of Solana, inflating and making the Index more volatile. As a result, Solana may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index or other pricing source used by the Fund and could adversely affect the value of the Shares.

Because the Fund holds only Solana and cash, an investment in the Fund may be more volatile than an investment in a more broadly diversified portfolio.

The Fund holds only Solana and cash. As a result, the Fund’s holdings are not diversified. Accordingly, the Fund’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of Solana are expected to have a direct impact on the value of the Shares.

An investment in the Fund may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Fund. Investors should review closely the objective and costs of the Fund, as discussed herein and in the prospectus, and familiarize themselves with the risks associated with an investment in the Fund.

Solana is a relatively new technological innovation with limited operating history

Solana has a relatively limited history of existence and operations. Solana was conceived only in 2017 and first sold in 2018. There is a limited established performance record for the price of Solana and, in turn, a limited basis for evaluating an investment in Solana. Although past performance is not necessarily indicative of future results, if Solana had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Fund.

Due to the relative unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider Solana market, the value of Solana and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Risk of loss of market confidence due to lack of established regulatory framework. Digital asset platforms are relatively new and, in some cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of Solana trading.

Risk of manipulative activity—wash trading. Many digital asset platforms are unlicensed, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins. Although these reports concerned bitcoin, it is possible that similar concerns are present for Solana markets.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and Solana are different assets, there can be no assurance that Solana prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

Risk of manipulative activity—front running and other fraudulent activities. “Front running” is said to occur when a user spots a transaction and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction. Front running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset trading platforms and digital assets more generally. The Solana market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many Solana trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Solana on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors —Risk Factors Related to Digital Assets —Prices of Solana may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoins had been stolen from its operational or hot wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. More recently, in February 2025, the crypto exchange Bybit was hacked, resulting in the theft of over $1.5 billion of ether.

Reputational harm and related industry contagion effects may exacerbate negative events in the digital asset markets or digital platforms. Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Solana Network and result in greater volatility or decreases in the prices of Solana. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the Index may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares and may cause the Fund to lose substantial value.

Coinbase serves as the Custodian and prime execution agent for several competing exchange-traded digital assets products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto-asset company in the world by market capitalization and is also the largest crypto-asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto-asset brokerage and custody services, Coinbase serves as the Custodian and prime execution agent for several competing exchange-traded digital assets products. Therefore, Coinbase has a critical role in supporting the U.S. spot digital assets exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Index has a relatively limited performance history, the Index price could fail to track the global Solana price, and a failure of the Index price could adversely affect the value of the Shares, and the Index’s methodology may be subject to change.

The Index Administrator has substantial discretion at any time to change the methodology used to calculate the Index and guidelines used to select platforms from which Solana trading data is sourced for inclusion in the Index. The Index Administrator does not have any obligation to take the needs of the Fund, the Fund’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating and balancing the Index will appropriately track the price of Solana in the future. The Index is based on various inputs which may include price data from various third-party exchanges and markets as well as supply data. The Index Administrator does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The Index Administrator is not required to publicize or explain the changes to the Index, nor to alert the Fund to such changes. Shareholders in the Fund may not be aware of what inputs the Index Administrator uses to calculate the Index, when the Index Administrator changes the inputs, or when the Index Administrator changes the methodology to calculate the Index, even when material to the calculation of the Index. The Index could be calculated now or in the future in a way that adversely affects an investment in the Fund. The methodology for determining the Index established by the Index Administrator is relatively new. Should any material change be made to the Index Rules that results in a material change to the composition of the Index and, as part of the Fund’s quarterly rebalancing and reconstitution process, results in a material change to the composition of the Fund the Fund will notify Shareholders of such material change in a prospectus supplement, in its periodic Exchange Act reports and/or on the Fund’s website. Certain assumptions included in the methodology may be flawed and may adversely impact the Index’s ability to accurately establish or maintain an index of top digital assets. The failure of one or more of the assumptions built into the Index Rules could have an adverse effect on the Fund and on the value of an investment in the Shares.

The CF Benchmarks Index was developed by the Index Administrator and has a relatively limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s Solana Reference Rate (“SOLUSD_RR”) which was first introduced on 25th April 2022, the Index itself has only been in operation since 16th April 2024. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since August 30th 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmarks Index in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the CF Benchmarks Index, see “Business of the Fund —Valuation of Solana; The CF Benchmarks Index” in the prospectus.

Although the Index is intended to accurately capture the market price of Solana, third parties may be able to purchase and sell Solana on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of Solana on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite CF Benchmarks Index for the price of Solana based on, in the case of the CF Benchmarks Index, the volume-weighted price of Solana on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of a Solana as represented by the Index. It is possible that the price of Solana on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of Solana, the price of the Shares may no longer track, whether temporarily or over time, the global market price of Solana, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the market price of Solana. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of Solana, which could adversely affect the value of the Shares.

If the Index is not available, the Fund’s holdings may be fair valued by the Sponsor. To the extent the valuation determined by the Sponsor differs materially from the actual market price of Solana, the price of the Shares may no longer track, whether temporarily or over time, the global market price of Solana, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the global market price of Solana. To the extent such prices differ materially from the market price for Solana, investors may lose confidence in the Shares’ ability to track the market price of Solana, which could adversely affect the value of the Shares.

Additionally, under certain circumstances as described in the prospectus under “Business of the Fund—Net Asset Value,” the Sponsor may utilize the Secondary Index (defined below) as a secondary pricing source. The Secondary Index incepted on June 17, 2021 and has a relatively limited performance history. A longer history of performance through various economic and market conditions would provide greater and more reliable information regarding the performance of the Secondary Index over time. Accordingly, the Secondary Index is subject generally to the same risks as described above and may not accurately capture the price of Solana.

The Index price used to calculate the value of the Fund’s Solana may be volatile, adversely affecting the value of the Shares.

The price of Solana on public digital asset platforms has a limited history, and during this history, Solana prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset platforms, the Index price, and the price of Solana generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the Index will necessarily be composed of a limited number of digital asset platforms. If a digital asset platform were subjected to regulatory, volatility or other pricing issues, in the case of the CF Benchmarks Index, the Index Administrator would have limited ability to remove such digital asset platform from the Index, which could skew the price of Solana as represented by the Index. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of Solana and, therefore, could have an adverse effect on the value of the Shares.

The Index Administrator could experience system failures or errors.

If the computers or other facilities of the Index Administrator, data providers and/or relevant constituent Solana platforms malfunction for any reason, calculation and dissemination of the CF Benchmarks Index may be delayed. Errors in the CF Benchmarks Index data, the CF Benchmarks Index computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Fund and the Shareholders. Any of the foregoing may lead to the errors in the CF Benchmarks Index, which may lead to a different investment outcome for the Fund and the Shareholders than would have been the case had such events not occurred.

The CF Benchmarks Index is used to determine the net asset value of the Fund and the NAV. Consequently, losses or costs associated with the CF Benchmarks Index’s errors or other risks described above will generally be borne by the Fund and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index the Fund’s holdings may be fair valued by the Sponsor. See “Business of the Fund —Net Asset Value” in the prospectus. To the extent the valuation determined by the Sponsor differs materially from the actual market price of Solana, the price of the Shares may no longer track, whether temporarily or over time, the price of Solana, which could adversely affect an investment in the Fund and the value of Shares by reducing investors’ confidence in the Shares’ ability to track the price of Solana.

The Index price being used to determine the net asset value of the Fund may not be consistent with GAAP. To the extent that the Fund’s financial statements are determined using a different pricing source that is consistent with GAAP, the net asset value reported in the Fund’s periodic financial statements may differ, in some cases significantly, from the Fund’s net asset value determined using the Index pricing.

The Fund will determine the net asset value of the Fund on each Business Day based on the value of Solana as reflected by the Index. The methodology used to calculate the Index price to value Solana in determining the net asset value of the Fund may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Index is deemed inconsistent with GAAP, the Fund will utilize an alternative GAAP-consistent pricing source for purposes of the Fund’s periodic financial statements. Creation and redemption of Creation Units, the Sponsor’s Fee and other expenses borne by the Fund will be determined using the Fund’s net asset value determined daily based on the Index. Such net asset value of the Fund determined using the Index Price may differ, in some cases significantly, from the net asset value reported in the Fund’s periodic financial statements.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of Solana and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Solana and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Solana. As a result of any of the foregoing factors, the value of Solana could decrease, which could adversely affect an investment in the Fund.

Prices of Solana may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Fund does not invest in and will not hold stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the Solana market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of Solana. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the Solana market. Like CBDCs, stablecoins could compete with, or replace, Solana and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for Solana. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including Solana, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as USDt tokens on the Solana Network. If Tether were to no longer be issued or operating on the Solana Network, there would be no need to use Solana to pay the gas fees needed to record USDt Tether transactions on the Solana blockchain, and a substantial source of demand for Solana could be eliminated, which could cause the price of Solana to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Solana market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for Solana. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Moreover, stablecoin issuers may also exert significant or disproportionate influence in the event of a fork of the Solana Network because stablecoins are widely used as collateral and settlement assets in DeFi and other on-chain transactions. If a stablecoin issuer supports only one forked network, the stablecoins on the unsupported network may become worthless or illiquid, which could materially affect the viability of that fork and negatively impact the price of SOL and the value of the Shares. In the United States, the GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. Although increasing regulatory clarity for stablecoins is generally viewed in a positive light, volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including Solana), or regulatory compliance concerns about stablecoin issuers or intermediaries, such as platforms, that support stablecoins, or the removal or migration of prominent stablecoins away from the Solana Network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the Solana market, and affect the value of Solana, and in turn impact an investment in the Shares. Further, these risks are underscored by recent legislative developments.

Competition from the emergence or growth of other digital assets or methods of investing in Solana could have a negative impact on the price of Solana and adversely affect the value of the Shares.

As of March 31, 2026, Solana was the 7th largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of May 15, 2026, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2.63 trillion (including the approximately $51.57 billion market cap of Solana), as calculated using market prices and total available supply of each digital asset, excluding stablecoins and tokens pegged to other assets. As of May 15, 2026, Solana had a 24-hour trading volume of approximately $3.99 billion. Comparatively, bitcoin had a market capitalization of approximately $1.58 trillion and a 24-hour trading volume of approximately $37.9 billion, and ether had a market capitalization of approximately $267.84 billion and an average daily trading volume of $18.37 billion, per CoinMarketCap.com. Both bitcoin and ether are held by exchange-traded products with a structure substantially similar to the Fund. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Solana Network. Solana is supported by fewer regulated trading platforms than more established digital assets, such as Bitcoin and ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Ethereum, Avalanche, Cardano and numerous others could have a negative impact on the demand for, and price of, Solana and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Solana Network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network. For additional information on the hard fork that resulted in the creation of Ethereum Classic, see “Risk Factors —A temporary or permanent “fork” or “clone” of the Solana Network could adversely affect the value of the Shares.”

Investors may invest in Solana through means other than the Shares, including through direct investments in Solana and other potential financial vehicles, possibly including securities backed by or linked to Solana and digital asset financial vehicles similar to the Fund, or Solana futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Solana directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of Solana are formed and represent a significant proportion of the demand for Solana, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Solana, could negatively affect the Index, the Fund’s Solana holdings, the price of the Shares and the net asset value of the Fund.

Competitive pressures may negatively affect the ability of the Fund to garner substantial assets and achieve commercial success.

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale, such as other exchange-traded products offering exposure to the crypto-assets market. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. There are several competitor spot Solana exchange-traded products available in the market and it is possible that the Fund could fail to retain acquired assets due to competition and/or market conditions. The Fund’s ability to attract and retainÚssets could be impaired to the extent the Fund’s competitors have a lower expense ratio than the Fund.

In addition, the Fund will compete with direct investments in Solana, Solana futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Fund’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Fund.

The Fund may struggle to attract new investors given the substantial number of existing cryptocurrency U.S. exchange-traded products in the market. Investors might prefer to allocate funds to one of the several spot Bitcoin U.S. exchange-traded products or spot ether U.S. exchange-traded products already available, which collectively hold significant market share. The Fund will face competition from direct investments in Solana, other crypto assets, and other potential financial instruments, including securities tied to or backed by crypto assets, as well as other investment vehicles focused on other crypto assets. Market conditions, financial factors, and other external circumstances could make these alternatives more attractive, potentially impacting the Fund’s performance.

There can be no assurance that the Fund will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Fund and the Sponsor are successful in achieving the intended scale for the Fund may be impacted by a range of factors, such as, liquidity, trading volume or bid-ask spreads in the Shares or the Fund’s fee structure relative to those of competitive products.

Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the Solana blockchain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the Solana Network, could quickly collapse, and an investment in the Fund may be adversely affected.

Digital asset treasury companies may exacerbate volatility in digital asset markets.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including Solana.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Fund. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as Solana, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on Solana prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for Solana. Negative events or sentiment surrounding digital asset treasury companies could affect the market for Solana. The increase of consolidated positions in Solana held by digital asset treasury companies could affect the operation of the Solana blockchain. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Fund.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Solana Network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use Solana. This may result in decreased usage and limit expansion of the Solana Network in the retail, commercial and payments space, adversely impacting investment in the Fund. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions. As corresponding increases in throughput lag the growth in demand to settle transactions on digital asset networks, average fees and settlement times may increase considerably. Since inception, transaction fees have been comprised of a fixed base fee of 0.000005 Solana per transaction, plus a variable fee component based on the computation resources used during the transaction as well as aggregate network activity. Solana holders can also pay an additional prioritization fee to expedite their transaction. Increased fees and decreased settlement speeds could preclude certain uses for Solana, and could reduce demand for, and the price of, Solana, which could adversely impact the value of the Shares. Ultimately, if the awards of new Solana costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Solana Network and could adversely affect the value of the Solana held by the Fund.

As a result of Solana’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees. An acute cessation of validator operations would reduce the collective processing power on the Solana Network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Fund or the ability of the Sponsor to operate.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital asset backed investment vehicles as exchange-traded products, which could reduce demand for, and the price of, Solana and adversely impact the value of the Shares.

The SEC has approved generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold Solana, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, Solana could be reduced. Such reduced demand could in turn negatively affect the value of the Shares of the Fund. Accordingly, there can be no assurance that the Fund will be able to achieve or maintain scale or its intended competitive positioning, which could adversely affect the performance of the Fund and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact validator activities, such actions could result in decreased security of a digital asset network, including the Solana network, which could adversely affect the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

Solana uses a system called proof-of-stake to validate transaction information. Anyone that owns the specific proof-of-stake digital asset can participate in staking, subject to certain minimum amounts as determined by the applicable proof-of-stake digital asset. Generally, the higher the amount staked by any actor, the higher the chances of being chosen by the applicable blockchain to act as validator and reaping validator rewards; in other words, the higher the stake, the higher the chances of earning a staking reward. This has led to the creation of staking pools, where third parties combine smaller stakes into large pools, which leads to higher returns for owners of small stakes, in return for a fee collected by the third parties. Other digital asset networks may use a system called proof-of-work to validate transaction information. It’s called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network. Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they’re allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action. The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed. The operations of the Solana network and other digital asset networks may also consume significant amounts of energy, even though the Solana blockchain is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its of proof-of-stake, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. Notwithstanding Solana’s proof-of-stake consensus mechanism, if regulators or public utilities take action that restricts or otherwise impacts mining activities generally, such actions could result in decreased security of a digital asset network, including the Solana network, and consequently adversely impact the value of the Shares. This could adversely affect the price of Solana, or the operation of the Solana network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

Risk Factors Related to the Fund and the Shares

The Fund will not stake its Solana until the Staking Requirement is satisfied, any additional requirements are satisfied, and the Fund has entered into written agreements with Staking Provider(s), which could harm the value of the Shares.

The Fund intends to stake as much of its Solana holdings as is practicable through one or more Staking Providers at all times. The Fund may hold Solana unstaked as necessary to pay the Sponsor’s Fee and other Fund expenses or liabilities, to liquidate Staking Rewards for cash to be distributed to shareholders or to facilitate creation and redemption activity, including meeting existing or anticipated redemption requests.

Additionally, the Fund may refrain from staking some or all of its Solana if, in the Sponsor’s determination, staking would interfere with the Fund’s ability to continue satisfying the Staking Requirement or any related requirement, or in other exceptional circumstances that may interfere with the security or liquidity of the Fund’s Solana holdings. Such circumstances may include changes involving the Fund’s Custodian or Staking Provider(s), regulatory or legal developments affecting the Fund’s ability to stake, or extreme or stressed market conditions.

As a result of any staking activities in which the Fund engages, the Fund expects to receive Staking Rewards in the form of Solana, which may be treated as income for U.S. federal income tax purposes.

Staking activity on the Solana Network involves the delegation of Solana to validators and carries certain risks. Staked Solana may be subject to community-determined penalties for validator misbehavior, or slashing. If the Staking Provider causes the Fund’s staked Solana to be subject to such slashing losses, the Fund could suffer losses of the staked Solana. Additionally, the staking process includes protocol-defined warm-up, activation and withdrawal periods, during which staked Solana is temporarily locked and inaccessible. These phases affect when Solana begins earning rewards, participates in consensus and becomes available for transfer or redelegation. The description and considerations related to staking are discussed more fully in “Risk Factors Related to Digital Assets - Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Solana Network less attractive.”

Staking Providers will stake the Fund’s Solana as the node operator and will operate the validator by which the Fund’s Solana is staked. The Staking Provider will perform its staking services in collaboration with the Solana Custodian, as the Solana will be staked directly from the Fund’s Solana account with the Solana Custodian. The Fund will maintain control of the Solana while it is staked because it will remain in the Fund’s account with the Solana Custodian (i.e., it will be kept in a separate account for which the Fund is the beneficial and record owner and will not be commingled with the Solana Custodian’s other client accounts) and the Fund will retain the ability to un-stake its Solana while the Staking Provider(s) will not have this capability. With respect to the Fund, staking will be a passive activity as it will not participate in the operation of the staking program.

The Fund’s Policy for managing the liquidity risks of staking may not fully prevent the Fund from experiencing liquidity challenges, especially in extreme or stressed market conditions.

The Fund’s staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Fund’s Solana. The Sponsor has adopted a liquidity risk management policy (the “Policy”) related to the management of the Fund’s staking program and related liquidity risks but there is no guarantee such Policy would be successful. The Sponsor expects that under normal conditions, the Fund will generally regain complete control over the Fund’s Solana within two to three calendar days of instructing the Solana Custodian to unstake or “exit” the Fund’s staked Solana positions. However, there can be no guarantee that such process will result in the Fund regaining complete control of its Solana in time to satisfy its current obligations. Accordingly, the Sponsor may consider a number of options to manage the liquidity of the Fund’s assets in times of stress, including a temporary extension of the settlement timeline for redemption orders or a temporary suspension of redemption orders.

Shareholders may incur tax liability without a corresponding cash distribution from the Fund.

The Internal Revenue Service (“IRS”) has stated that the receipt of Staking Rewards gives rise to current, ordinary income for U.S. federal income tax purposes. Assuming that the Fund is treated as a grantor trust for U.S. federal income tax purposes, beneficial owners of the Fund’s Shares will be required to take their proportional share of any such income into account in determining their own tax liability, regardless of whether the Fund makes any corresponding distributions. The Fund currently intends to liquidate Staking Rewards for cash to be distributed to shareholders. The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to shareholders on a monthly basis. Distributions are generally calculated on a three-month lagged basis. For further information on the tax consequences of such distributions, see "U.S. Federal Income Tax Consequences".

The Fund may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Fund.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID‑19 outbreak.

Future public health emergencies could result in an increase of the costs of the Fund and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Fund’s service providers, including the Sponsor, the Trustee, Administrator, Prime Broker, Staking Provider(s) and the Custodians, rely, and could otherwise disrupt the ability of employees of the Fund’s service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of Solana and the price of the Shares.

The Fund will rely on the information and technology systems of the Custodians, Administrator, Trustee, Sponsor, Staking Provider(s), Authorized Participants and/or their designees, Solana Trading Counterparties, listing exchange, and the Fund’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

The Fund and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Fund assets), interference with the Fund’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or other price movements, the inability of the Fund or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Fund assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. The Fund may incur substantial costs in order to resolve or prevent cyber incidents.

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Sponsor’s Fee and additional expenses borne by the Fund, and as a result, the value of the Shares may decrease over time.

The amount of Solana represented by each Share will decrease over the life of the Fund due to the sales of Solana necessary to pay the Sponsor’s Fee and other Fund expenses. Without increases in the price of Solana sufficient to compensate for that decrease, the price of the Shares will also decline.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Fund, not all Fund expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Fund’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Fund’s ordinary administrative expenses, the Sponsor has agreed to pay ordinary legal fees and expenses of the Fund not in excess of $500,000 per annum. Any legal fees and expenses in excess of the amount required under the Sponsor Agreement will be the responsibility of the Fund.

The Fund will need to sell Solana to cover the Sponsor’s Fee, expenses not assumed by the Sponsor and liquidate Staking Rewards for cash to pay distributions to shareholders. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Solana held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Sponsor will still need to sell Solana to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of Solana represented by each Share. Creation orders for shares of the Fund do not reverse this trend.

A decrease in the amount of Solana represented by each Share results in a decrease in its price even if the price of Solana has not changed. To retain the Share’s original price, the price of Solana has to increase. Without that increase, the lesser amount of Solana represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of Solana represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Fund expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Fund, will force the Sponsor to sell larger amounts of Solana, and will result in a more rapid decrease of the amount of Solana represented by each Share and a corresponding decrease in its value.

The Fund is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Solana. The Fund is not actively managed, does not seek to generate excess returns beyond tracking the price of Solana and will be adversely affected by a general decline in the price of Solana.

The Fund is a passive investment vehicle that does not seek to generate returns beyond the price of Solana. The Sponsor does not actively manage the Solana held by the Fund. This means that the Sponsor does not speculatively sell Solana at times when its price is high, or speculatively acquire Solana at low prices with the expectation of future price increases. The Fund will not utilize leverage, derivatives or any similar instruments or transactions in seeking to meet its investment objective. Any losses sustained by the Fund will adversely affect the value of your Shares.

An investment in the Shares deviates from a direct investment in Solana.

An investment in the Shares may deviate from Solana prices in spot markets and is distinct from a direct investment in Solana. The market value of the Shares may not have a direct relationship with the prevailing price of Solana, and changes in the prevailing price of Solana similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased Solana directly. The differences in performance may be due to factors such as fees, transaction costs, and operating hours of the Exchange. Investors will also forgo certain rights conferred by owning Solana directly, such as the right to claim airdrops.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Solana.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Solana and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

●
unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, including due to the complexity of the mechanisms and processes governing the offering, creation and redemptions of the Shares and storage of Solana;

●
the Fund could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●
the Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Fund’s account with the Solana Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets;

●
service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Fund, or decide to terminate their relationships with the Fund, for a variety of reasons, which could affect the Fund’s ability to operate;

●
if the Solana Network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to the Solana Network may increase the potential for Solana to be used to facilitate crime, exposing such service providers to potential reputational harm;

●
the Fund’s inability to stake its Solana if the Staking Requirement is unsatisfied, which could have adverse consequences for the Fund;

●
the risk of loss of Solana from staking, which could adversely affect the value of the Shares;

●
the inaccessibility of staked Solana could result in certain liquidity risks to the Fund, including potential delays in the Fund’s ability to meet redemption requests;

●
legal and regulatory uncertainty regarding staking and in particular the potential impact of staking on the Fund’s status as a grantor trust for U.S. federal income tax purposes; or

●
potential tax liabilities for beneficial owners of Shares without receiving corresponding distributions from the Fund in connection with the Fund staking its Solana.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Fund’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Solana Trading Counterparties.

In the event that one or more Authorized Participants or Solana Trading Counterparties withdraw from or cease participation in creation and redemption activity for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Fund’s and the Authorized Participants’ ability to buy or sell Solana may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that a Solana spot market or governmental authority may suspend or restrict trading in Solana altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting Solana or other issues affecting counterparties. Solana is a relatively new asset with a very limited trading history. Therefore, the markets for Solana may be less liquid and more volatile than other markets for more established products.

The Fund and the Shares may be negatively affected by Authorized Participant Concentration.

Only Authorized Participants may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Participants and the Fund’s Authorized Participants serve in the same capacity for various competitor products. Authorized Participants are not obligated to make a market in the Fund’s Shares or submit purchase and redemption orders for Creation Units. Authorized Participants and/or their designees that act in the same capacity for several competing products may be incentivized to prioritize making a market in a competing product’s shares over the Fund’s Shares, which may reduce liquidity in the Fund’s Shares or otherwise negatively affect the Fund. In addition, the Fund may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund failure to reflect the performance of the price of Solana. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Participant is able or willing to step forward to create or redeem Creation Units, the Fund’s Shares may trade at a discount to NAV and face trading halts and/or delisting. This risk may be more pronounced in volatile market conditions. In addition, due to the novelty of the Fund’s product structure and volatility in the Solana markets, risks relating to a limited number of Authorized Participants are heightened.

Certain shareholders may from time to time own a substantial amount of the Fund’s Shares.

In addition, a third-party investor, the Sponsor (or an affiliate of the Sponsor), an Authorized Participant, a lead market maker or another entity may invest in the Fund and hold its investment solely to facilitate commencement of the Fund’s operations or to facilitate the Fund’s achieving a specified size or scale. There can be no assurance that the size of the Fund would be maintained at such levels. Redemptions by large shareholders could have a significant negative impact on the Fund. In addition, transactions by large shareholders may account for a large percentage of the trading volume on NYSE Arca and may, therefore, have a material upward or downward effect on the market price of the Shares.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●
reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in this report;

●
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates (subject to certain definitional exemptions based on revenue), (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies.

The Fund cannot predict if investors will find an investment in the Fund less attractive if it relies on these exemptions.

The Fund is subject to certain risks due to its concentration in only one asset.

The Fund is subject to risks due to its concentration of investments in only one asset. Unlike other funds that may invest in a diversified portfolio of assets, the Fund’s investment strategy is concentrated in one asset within a single asset class. This concentration maximizes the Fund’s exposure to a variety of market risks associated with Solana. By concentrating its investment strategy solely in Solana, any losses stemming from a decrease in the value of Solana can be expected to reduce the value of an interest in the Fund and will not be offset by other gains if the Fund were to invest in a diversified portfolio of assets.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares will be listed for trading on NYSE Arca, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Fund.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of the Financial Industry Regulatory Authority (“FINRA”) stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on and the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot Solana. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in Solana under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for Solana may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Even with the recent approval of in-kind creations and redemptions, the Fund’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Solana Trading Counterparties or the Prime Broker’s services, or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Fund’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Any of these factors could adversely affect the performance of the Fund and the value of the Shares.

If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, including as a result of Staking Activities, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Solana may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of Solana to and by the Solana Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of Solana, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Broker or Solana Custodian, the closing of Solana trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the Solana Network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Solana may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, as further described in “Creations and Redemptions,” the Sponsor may, suspend the process of creation and redemption of Creation Units. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Solana Network, the processing of transactions on the Solana Network may be disrupted, which in turn may impede processing of Solana transactions on behalf of the Fund by the Prime Broker or other executing broker/agent, which in turn could affect the creation or redemption of Creation Units. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of Solana and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for Solana should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of Solana.

Due to the time involved in “exiting” the staking process, there is a risk that the Fund could become unable to timely meet excessive redemption requests in amounts that are greater than the portion of the Fund’s Solana that remains unstaked, leading to temporary delays in settlement and, in extreme scenarios, the temporary unavailability of the Fund’s redemption program. Moreover, any staked Solana which must be unstaked in order to fulfill a redemption (to the extent such redemption cannot be fulfilled utilizing the portion of the Fund’s Solana that has not been staked, or through another mechanism to manage liquidity in connection with redemption orders in respect of which the Fund has received an opinion of a tax advisor or a tax ruling) will be unstaked only after the redemption request is approved by the Fund, the Sponsor executes an unstake or withdrawal transaction through the Solana Custodian, and such transaction is processed by the Solana Network. The Staking Provider will not be able to transfer unstaked Solana or Staking Rewards to another address on the Solana Network.

To the extent the Fund uses cash creations and redemptions, that may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Solana and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot Solana. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in Solana under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for Solana may be unable to demonstrate compliance with such rules. The ability of spot Solana ETPs to create and redeem in-kind is new, and broker-dealers may struggle to comply with applicable regulations, which may negatively affect their ability to participate in in-kind transactions. Additionally, there is no assurance that broker-dealers will be willing to serve as Authorized Participants for in-kind transactions, potentially impacting the Fund's performance and the value of the Shares. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules.

To the extent applicable, the Fund’s use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause inefficiencies or delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Fund would not be able to use with in-kind creations and redemptions. Additionally, due to the time involved in unstaking, redemption requests in excess of the Fund’s unstaked Solana can lead to delays if the Fund is unable to enter a financing arrangement to borrow Solana to fulfill such redemption requests. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, pursuant to the terms of the Authorized Participant Agreement, Authorized Participants could default on their obligations to the Fund. In addition, potential execution risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Creation Units to benefit from any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the Fund’s underlying Solana, to elect to not participate in the Fund’s Share creation and redemption processes. This could adversely affect the efficiency of the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of Solana, and as a result, the price of the Shares may fall or otherwise diverge from NAV and/or cause bid-ask spreads to widen. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying Solana held by the Fund or sell Shares at a price lower than the value of the underlying Solana held by the Fund, causing Shareholders to suffer losses.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You will only have the limited rights described under “Description of the Shares and the Trust.”

The Sponsor may amend the Declaration of Trust without the consent of the Shareholders.

The Sponsor may, in its sole discretion, determine to amend the Declaration of Trust, including to increase the Sponsor’s Fee, and may do so without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of an amendment to the Declaration of Trust. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, advance notice of the change will be provided in accordance with applicable provisions of the Declaration of Trust, and will be disclosed via a prospectus supplement. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Declaration of Trust as amended without specific agreement to such increase. Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/ or on the Sponsor’s website for the Fund of a material amendment to the Declaration of Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Fund will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Fund is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

As the Sponsor and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the affairs of the Fund.

The Sponsor has a limited track record in operating passive investment vehicles such as the Fund that hold cryptoassets. This limited experience poses several potential risks to the effective management and operation of the Fund. Cryptoassets, such as Solana, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively, which could adversely affect the operations of the Fund.

The past performance of other investment vehicles sponsored by the Sponsor or managed by its affiliates are no indication of the Sponsor’s ability to successfully manage an investment vehicle such as the Fund. The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The cryptoasset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to cryptoasset transactions and custody.

Should the Sponsor’s experience prove inadequate or unsuitable for managing a cryptoasset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Fund.

Security threats to the Fund’s account at the Solana Custodian could result in the halting of Fund operations and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Fund’s Solana held in the Fund’s account at the Solana Custodian or Trading Balance held with the Prime Broker will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s Solana and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Sponsor or the Solana Custodian or Prime Broker is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s Solana may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Fund, including but not limited to, offline storage, or cold storage, multiple encrypted private key “shards”, and other measures, are reasonably designed to safeguard the Fund’s Solana. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Fund and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Solana Custodian’s or Prime Broker’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Fund’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Fund’s Trading Balance (as defined below) at the Prime Broker, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though Solana is only moved into the Trading Balance in connection with and to the extent of purchases and sales of Solana by the Fund and such Solana is swept from the Fund’s Trading Balance to the Fund’s Vault Balance daily pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of Solana that can be held temporarily in the Trading Balance maintained by the Prime Broker. This could create greater risk of loss of the Fund’s Solana, which would cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Solana Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Fund’s account at the Solana Custodian, the relevant private keys (and therefore Solana) or other data or property of the Fund. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Solana Custodian to disclose sensitive information in order to gain access to the Fund’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Solana Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Fund’s account at the Solana Custodian could harm the Fund’s operations, result in partial or total loss of the Fund’s assets, resulting in a reduction in the value of the Shares. The Fund may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Solana transactions are irrevocable and stolen or incorrectly transferred Solana may be irretrievable. As a result, any incorrectly executed Solana transactions could adversely affect the value of the Shares.

Solana transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the Solana blockchain, an incorrect transfer or theft of Solana generally will not be reversible and the Fund may not be capable of seeking compensation for any such transfer or theft. Although the Fund’s transfers of Solana will regularly be made to or from the Fund’s account at the Solana Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Fund’s Solana could be transferred from the Fund’s account at the Solana Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Fund is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Fund’s Solana through error or theft, the Fund will be unable to revert or otherwise recover incorrectly transferred Solana. The Fund will also be unable to convert or recover its Solana transferred to uncontrolled accounts. To the extent that the Fund is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, Prime Broker Agreement, Authorized Participant Agreement, Staking Provider Agreement or Solana Trading Counterparty Agreement is terminated or the Solana Custodian, Prime Broker, Authorized Participant, Staking Provider or Solana Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant, Staking Provider or Solana trading counterparty, which could pose a challenge to the safekeeping of the Fund’s Solana, the Fund’s ability to create and redeem shares and the Fund’s ability to continue to operate may be adversely affected.

The Fund is dependent on the Solana Custodian, which is Coinbase Custody, and the Prime Broker, Coinbase, Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Fund’s Solana in the Vault Balance, and its affiliate, Coinbase, Inc., in its capacity as Prime Broker, facilitates the buying and selling or settlement of Solana by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, the selling of Solana, including to pay the Sponsor’s Fee, any other Fund expenses and to liquidate Staking Rewards for cash to pay periodic distributions to shareholders to the extent applicable, and in extraordinary circumstances, to liquidate the Fund’s Solana. If Coinbase Custody or Coinbase, Inc. fails to perform the functions they perform for the Fund, the Fund may be unable to operate or create or redeem Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares.

Additionally, the Fund depends on Staking Providers to execute Staking. The amount of Staking Rewards that the Fund’s staking activity will generate will be dependent on the performance of the Staking Provider, including the adequacy and reliability of the hardware and software utilized by the Staking Provider. If the Solana Custodian or the Staking Provider experience service outages or otherwise are unable to optimally execute the Staking of the Fund’s Solana, the Fund’s Staking Rewards may be adversely affected.

Similarly, if an Authorized Participant or a Solana Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or a Solana Trading Counterparty chooses not to participate in the creation and redemption process of the Fund, and the Fund is unable to engage replacement Authorized Participants or Solana Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Fund, the arbitrage mechanism used to keep the Shares in line with the NAV and the Fund’s operations generally could be negatively affected.

In the event of any SEC or other governmental, regulatory or other enforcement action of litigation, Coinbase, Inc. could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Fund could be affected. If the Prime Broker were to be required or choose as a result of a regulatory action or litigation to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. While the Solana Custodian was not named in the complaint, if Coinbase Global, as the parent of the Solana Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

Alternatively, the Sponsor could decide to replace Coinbase Custody as the Solana Custodian with custody of the Fund’s Solana, and Coinbase, Inc. as Prime Broker. Similarly, Coinbase Custody or Coinbase, Inc. could terminate services under the Custodian Agreement or the Prime Broker Agreement respectively upon providing the applicable notice to the Fund for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Prime Broker Agreement as (i) the Fund materially breaches any provision of the Prime Broker Agreement; (ii) the Fund takes any action to dissolve or liquidate, in whole or part; (iii) the Fund becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Fund becomes subject to any bankruptcy or insolvency proceeding under any applicable laws, rules and regulations, such termination being effective immediately upon any declaration of bankruptcy; (v) the Prime Broker becomes aware of any facts or circumstances with respect to the Fund’s financial, legal, regulatory or reputational position which may affect Fund’s ability to comply with its obligations under the Prime Broker Agreement; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Fund’s Prime Broker Account is subject to any pending litigation, investigation or government proceeding and/or Prime Broker reasonably perceives a heightened risk of legal regulatory non-compliance associated with Fund’s use of Prime Broker services; or (viii) the Prime Broker reasonably suspects Fund of attempting to circumvent Prime Broker’s controls or uses the Prime Broker Services in a manner Prime Broker otherwise deems inappropriate or potentially harmful to itself or third parties. Transferring maintenance responsibilities of the Fund’s account at the at the Prime Broker or at the Solana Custodian to another prime broker or custodian will likely be complex and could subject the Fund’s Solana to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets. As Prime Broker, Coinbase, Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Fund as Prime Broker. Under certain circumstances, Coinbase, Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Fund’s orders, including in the event of, among others, delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase, Inc., or the acceptance of the Fund’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Fund’s agreement with the Trade Credit Lender permits to be outstanding at any one time. Also, if Coinbase Custody or Coinbase, Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Fund, or abruptly discontinue the services they provide to the Fund for any reason, the Fund’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Fund’s Solana or as the Fund’s prime broker under the same terms as the current Custodian Agreement or Prime Broker Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Fund and liquidate the Fund’s Solana. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement or Prime Broker Agreement that is less favorable for the Fund or Sponsor, the value of the Shares could be adversely affected. If the Fund is unable to find a replacement prime broker, its operations could be adversely affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Fund, Trustee, Sponsor, Administrator, Cash Custodian, Prime Broker and Solana Custodian expose the Fund and its Shareholders to the risk of loss of the Fund’s Solana for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Sponsor insure the Fund’s Solana. The Solana Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”), currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Solana Custodian and the Prime Broker (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The Solana Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the digital assets custodied on behalf of the Coinbase Insureds’ clients, including the Fund’s Solana custodied by the Solana Custodian. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured’s customers, is not specific to the Fund or to customers holding Solana with the Solana Custodian or Prime Broker, and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Fund. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large scale or simultaneous incident affecting multiple Coinbase clients. Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss. Alternatively, the Fund may may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Fund. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. While the Solana Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the Solana Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

Furthermore, under the Custodian Agreement, the Solana Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the Solana Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall Solana Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Solana Custodian’s fraud or willful misconduct. With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Solana Custodian is not liable, even if the Solana Custodian has been advised of or knew or should have known of the possibility thereof. The Solana Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Solana Custodian. In the event of potential losses incurred by the Fund as a result of the Solana Custodian losing control of the Fund’s Solana or failing to properly execute instructions on behalf of the Fund, the Solana Custodian’s liability with respect to the Fund will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Solana Custodian directly caused such losses. Furthermore, the insurance maintained by the Solana Custodian may be insufficient to cover its liabilities to the Fund.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited to the greater of (a) the aggregate amount of fees paid by a Fund to the Prime Broker in respect of the prime broker services in the 12-month period prior to the event giving rise to such liability or (b) the value of the supported digital assets giving rise to such liability; In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Prime Broker’s fraud or willful misconduct. With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Fund and the Prime Broker and its affiliates (including the Solana Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Solana Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Solana Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets – including the Fund’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Solana Custodian (in the case of the Vault Balance), and customers – including the Fund – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Prime Broker Agreement contains an agreement by the parties to treat the Solana credited to the Fund’s Trade Balance and Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). In addition, the Custodian Agreement states that the Solana Custodian will serve as fiduciary and custodian on the Fund’s behalf. The Solana Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Solana Custodian became subject to insolvency proceedings and a court were to rule that the custodied Solana were part of the Solana Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the Solana Custodian’s insolvency proceedings and the Fund could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Solana Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Solana Custodian, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Fund’s Solana and cash is held in omnibus accounts by the Prime Broker (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Fund’s assets held in the Trading Balance. The Prime Broker is not required to hold any of the Solana or cash in the Fund’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular Solana (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the Solana (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Fund’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Fund could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Fund and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares. There are no policies that would limit the amount of Solana that can be held temporarily in the Trading Balance maintained by the Prime Broker.

Under the Declaration of Trust, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of Solana by the Solana Custodian or Prime Broker, absent gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor. As a result, the recourse of the Fund or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of Solana by the Solana Custodian or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Fund’s other service providers for the services they provide to the Fund, including, without limitation, those relating to the holding of Solana or the provision of instructions relating to the movement of Solana, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Fund, or the obligations or liabilities of any service provider to the Fund, including, without limitation, the Solana Custodian and Prime Broker. The Prime Broker Agreement provides that none of the Coinbase Entities have recourse, whether by set-off or otherwise, with respect to any amounts owed or liabilities incurred by the Fund, to or against any assets of the Sponsor or any affiliate of such Sponsor. Consequently, a loss may be suffered with respect to the Fund’s Solana that is not covered by the Solana Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Fund may face delays in buying or selling Solana that may adversely impact Shareholders; if the Fund does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

The Fund may borrow Solana or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement to avoid having to pre-fund purchases or sales of Solana in connection with cash creations and redemptions and to avoid having to pre-fund sales of Solana to pay the Sponsor’s Fee, and any other Fund expenses not assumed by the Sponsor, to the extent applicable. The Trade Credit Lender is only required to extend Trade Credits to the Fund to the extent such Solana or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of Solana related to cash creations and redemptions or the selling of Solana related to paying the Sponsor’s Fee and, to the extent applicable, (2) Fund assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the Fund’s NAV. To the extent that the execution price for purchases and sales of Solana related to creations and redemptions and sales of Solana in connection with paying the Sponsor’s Fee and any other Fund expenses deviate significantly from the Index price used to determine the NAV of the Fund, the Shareholders may be negatively impacted because the added costs of such price deviations, which would be borne by the Authorized Participants, may be passed onto the Shareholders in the secondary market. The magnitude of this risk factor relating to the unavailability or exhaustion of the Trade Credits is heightened to the extent the Fund effectuates creations and redemptions in cash rather than in-kind. The Fund generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Fund has granted a security interest, lien on, and right of set off against all of the Fund’s right, title and interest, in the Fund’s Trading Balance and Vault Balance established pursuant to the Prime Broker Agreement and Custodian Agreement, in order to secure the repayment by the Fund of the Trade Credits and financing fees to the Trade Credit Lender. Upon a failure by the Fund to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Fund in the form of Trade Credits, the Solana Custodian and the Prime Broker have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Fund’s Vault Balance and Trading Balance respectively without further consent by the Fund. If the Fund fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Fund’s assets and liquidate them to repay the Trade Credit debt owed by the Fund to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

The Prime Broker facilitates the buying and selling or settlement of Solana by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, and the sale of Solana, including to pay the Sponsor’s Fee, any other Fund expenses, to the extent applicable, in connection with redemption transactions, and in extraordinary circumstances, to effect the liquidation of the Fund’s Solana. The Prime Broker relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of Solana. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Fund’s Trading Balance, is held (i) in one or more omnibus accounts in the Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds operating in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker represents that it will title the FBO accounts it maintains with U.S. depository institutions and maintain records of the Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass-through basis. The Prime Broker, however, does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker or any Solana held by the Prime Broker on Fund’s behalf. The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Fund could also suffer losses in the event that a bank in which the Prime Broker holds customer cash, including the cash associated with the Fund’s Trading Balance (which is used by the Prime Broker to move cash flows associated with the Fund’s orders to sell Solana, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

Similar events in the future that impact banking relationships maintained by key Fund or service providers such as the Prime Broker could impair the Fund’s ability to access the Fund’s cash held in the Fund’s Trading Balance or associated with the Fund’s orders to sell Solana, including in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses and/or redemption transactions. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Fund could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Fund’s Trading Balance associated with the Fund’s orders to sell Solana in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses, could result in losses to the Fund, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Fund), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Fund may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Fund could suffer losses.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Fund.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold Solana with such Connected Trading Venues in order to effect customer orders, including the Fund’s orders. Cash may also be held in the Prime Broker’s omnibus account at the Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Fund. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s Solana or cash that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Fund or perform its obligations under the Prime Broker Agreement, and the Fund could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer Solana or cash, including Solana or cash associated with the Fund, could result in losses to the Fund, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

The Fund may be terminated and liquidated at a time that is disadvantageous to Shareholders.

The Sponsor may terminate and liquidate the Fund or Trust for any reason in its sole discretion. See “The Offering —Termination Events” in the prospectus.

If the Sponsor determines that it is appropriate to terminate and liquidate the Fund, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of Solana at such time is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Fund’s Solana are sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Declaration of Trust includes provisions that limit Shareholders’ voting rights and the ability to participate in shareholder derivative actions.

Under the Declaration of Trust, Shareholders generally have no voting rights and the Fund will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Fund. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Declaration of Trust to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Fund that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Declaration of Trust, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Declaration of Trust includes conditions that require (1) a Shareholder or Shareholders to make a pre-suit demand upon the Sponsor to bring the subject action unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand on the Sponsor shall only be deemed not likely to succeed and therefore excused if the Sponsor has a personal financial interest in the transaction at issue) and (2) Shareholders eligible to bring a derivative action under the Delaware Statutory Trust Act who hold at least 10% of the outstanding Shares of the Trust, or 10% of the outstanding Shares of the Series or Class to which such action relates, must join in a request for the Sponsor to commence such action. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to these requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Declaration of Trust do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Declaration of trust limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The non-exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Declaration of Trust may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Declaration of Trust provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Declaration of Trust also waives the right to trial by jury in any such claim, suit, action or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To the Trust’s knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, the Trust believes that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Declaration of Trust. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

The Sponsor is solely responsible for determining the value of the net asset value of the Fund, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator determines the net asset value of the Fund as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Administrator’s determination is made utilizing data from the operations of the Fund and the Index, calculated at 4:00 p.m. ET, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate Solana price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Fund’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may value the Solana held by the fund based on the Index in a manner that ultimately inaccurately reflects the price of Solana. To the extent that the net asset value of the Fund, the Index, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor nor the Administrator may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Fund. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

To the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP, the Fund’s periodic financial statements may not utilize the Fund’s net asset value. The Fund’s periodic financial statements will be prepared in accordance with GAAP, including ASC Topic 820, and utilize an exchange-traded price from the principal market for Solana as of the Fund’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Fund’s financial statements. To the extent that such valuation sources and policies used to prepare the Fund’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Fund’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Fund, with the exception of those described in “Business of the Fund—Fund Expenses” in the prospectus. Expenses incurred by the Fund but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Fund. The Sponsor will cause the Fund to either (i) sell Solana held by the Fund or (ii) deliver Solana in‑kind to the Sponsor to pay Fund expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of Solana, at a time when the trading prices are depressed. The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●
The Fund is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of Solana. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund’s Solana may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●
Every time that the Fund pays expenses, it will deliver Solana to the Sponsor or sell Solana. Any sales of the Fund’s Solana in connection with the payment of expenses will decrease the amount of the Fund’s assets represented by each Share each time its Solana are sold or transferred to the Sponsor.

The Fund’s delivery or sale of Solana to pay expenses or otherwise in connection with operations of the Fund, as well as rewards from Staking, could result in Shareholders incurring tax liability without an associated distribution from the Fund.

Assuming that the Fund is treated as a grantor trust for U.S. federal income tax purposes, each delivery of Solana by the Fund to pay the Sponsor’s Fee or other expenses and each sale of Solana by the Fund to pay Fund expenses not assumed by the Sponsor and any Staking income received will be a taxable event to beneficial owners of Shares. Thus, the Fund’s payment of expenses or receipt of Staking Rewards could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Fund, though the Sponsor intends to liquidate Staking Rewards for cash to be distributed to shareholders. The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to shareholders on a monthly basis. Distributions are generally calculated on a three-month lagged basis. Any such tax liability could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Sponsor, the Trustee, the Staking Provider, the Administrator, the Solana Custodian or the Cash Custodian pursuant to its contractual arrangements.

Under the Declaration of Trust and the applicable agreements with various Fund service providers, each of the Sponsor, the Trustee, the Staking Provider, the Administrator and the Custodians has a right to be indemnified by the Fund for certain liabilities or expenses that it incurs without, depending on the applicable arrangement, negligence or gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, the Staking Provider, the Administrator, or the Custodians may require that the assets of the Fund be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Fund’s Solana holdings and the value of the Shares.

Risk Factors Related to the Regulation of the Fund and the Shares

Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of Solana or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of Solana, validator activity, staking activity, digital wallets, the provision of services related to trading and custodying Solana, the operation of the Solana Network, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including Solana, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Solana in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Solana and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

Moreover, President Trump has issued executive orders addressing the administration’s intention to establish a comprehensive digital asset regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Solana held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling Solana and therefore may adversely affect the price of Solana and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether cryptocurrency that has been associated with such addresses in the past can be easily sold. This “tainted” cryptocurrency may trade at a substantial discount to untainted cryptocurrency. Reduced fungibility in the cryptocurrency markets may reduce the liquidity of cryptocurency and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of Solana and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Solana Network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Solana Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Solana Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Fund’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for Solana or to the Fund, which could impair the utility of Solana, the value of the Shares and the Fund’s ability to operate in compliance with new laws and regulations.

A determination that Solana or any other digital asset is a “security” may adversely affect the value of Solana and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset, including Solana, may be considered a “security” under U.S. federal securities laws. The tests for determining whether a particular digital asset is a “security” are complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider ether to be a security, at least currently, and the staff has reportedly provided informal assurances to a handful of promoters that their digital assets are not securities. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22-cv-1832-L-JLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. On the other hand, the SEC under the prior administration brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Under the prior administration, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms, including Solana, are securities. For example, in June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”). The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice. These dismissals do not mean that the SEC has definitively determined that Solana is not a security and the ultimate impact of these dismissals is yet unknown. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the CF Benchmarks Index. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate.

The CFTC has for years considered ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC-regulated exchanges while cleared ether swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

Although the federal district court in the Southern District of New York has recently held that under certain transaction structures, Solana is not a security, this ruling is not yet definitive and the Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of Solana under U.S. law.

Whether a digital asset is a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

In March 2026, SEC Staff released guidance stating that most digital assets are not securities; digital commodities, digital collectables, and digital tools are generally not securities, while tokenized securities (digital assets that represent an underlying security) are securities. The guidance clarifies when certain activities, such as validation, mining, and wrapping, generally do not involve the offer and sale of securities.

The CFTC has for years considered digital assets to be commodities subject to its regulatory jurisdiction, and digital asset futures have been listed for years on CFTC-regulated exchanges while cleared digital asset swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

As part of determining whether Solana is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of Solana as a security (or not). Finally, the Sponsor discusses the security status of Solana with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Solana is not a security light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that Solana may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may terminate and liquidate the Fund if the Sponsor determines Solana is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, and because the SEC has not taken a definitive position, for so long as the Sponsor believes there to be good faith grounds to conclude that the Fund’s Solana is not a security, the Sponsor does not intend to dissolve the Fund on the basis that Solana could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that Solana is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of Solana, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, the New York Attorney General alleged in several lawsuits filed since March 2023 that various cryptocurrencies were securities under New York and federal securities law and that several cryptocurrency exchanges unlawfully failed to register as securities dealers under New York state law. However, the New York Attorney General alleged in the alternative in a case that ether was a commodity under both New York state and federal law.

Further, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. Publicly available filings indicate the parties have agreed to settlement terms with respect to the enforcement proceeding.

In addition, if Solana is determined to be a security, the Fund could be considered an unregistered “investment company” under SEC rules, which could necessitate the Fund’s liquidation. In this case, the Fund and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Fund under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Fund’s activities comply with applicable law, which could force the Sponsor to liquidate the Fund.

Moreover, whether or not the Sponsor or the Fund were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that Solana is a security, it is likely that the value of the Shares of the Fund would decline significantly, and that the Fund itself may be terminated and, if practical, its assets liquidated.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of Solana and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Solana Network), the digital asset markets (including the Solana market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Solana Network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings (“ICOs”) entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and applies from 2024.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Solana. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Fund or Solana is impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

If regulators subject the Fund or the Sponsor to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of the Fund or the Sponsor cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Fund or the Sponsor may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Fund or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Fund or the Sponsor to incur extraordinary expenses. If the Fund or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to discontinue and wind up the Fund. A dissolution of the Fund in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Fund or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Fund or the Sponsor, and have a material adverse effect on the price of the Shares.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Solana blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Solana Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset mixing application consisting of a website, user interface and smart contracts designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. In March 2025, OFAC removed Tornado Cash from the Specially Designated Nationals and Blocked Persons List. However, U.S. sanctions policy and enforcement priorities relating to mixers, sanctions evasion, and other illicit finance risks involving digital assets may change, and DeFi protocols, service providers, and users may continue to face sanctions-related risks. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Solana Network is global and anyone can program DApps or smart contracts that will operate and record transactions on the Solana Blockchain, and the fact that their creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent DApp or smart contract were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Fund, the Sponsor or another Fund service provider were to transact with a sanctioned entity, the Fund, the Sponsor or service provider would be at risk of potential criminal or civil lawsuits or liability.

The Fund takes measures with the objective of reducing illicit financing risks in connection with the Fund’s activities. However, illicit financing risks are present in the digital asset markets, including markets for Solana. There can be no assurance that the measures employed by the Fund will prove successful in reducing illicit financing risks, and the Fund is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks materialize, the Fund, the Sponsor or other key service providers and/or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Fund’s ability to operate or cause losses in value of the Shares.

In accordance with applicable regulation, affiliates of the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Fund will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence and KYC process, such as the Authorized Participants, the Prime Broker and Solana Custodian. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor has in place processes and controls designed to prevent a situation where the Fund would engage in transactions with a counterparty whose identity the Sponsor and the Fund did not know. The risk remains, however, given the nature of crypto assets and blockchain technology, that transactions will be sent to the Fund from a counterparty whose identity is unknown in an unsolicited “dusting” attack by a third party.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Broker and Solana Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Fund will only accept creation and redemption requests from Authorized Participants and trade with Solana counterparties who have each represented to the Fund that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Fund will not hold any Solana except those that have been purchased on behalf of the Fund via the Prime Broker or other executing agent/broker in connection with creations and redemptions. Moreover, the Prime Broker has represented to the Fund that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating Solana deposits to, and withdrawals from, the Fund’s Trading Balance, as required by law.

The Prime Broker and Solana Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections designed to prevent the Sponsor and the Fund from transacting with a sanctioned party. The Prime Broker performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Broker’s blockchain analytics screening program, any Solana that is delivered to the Fund’s account will undergo screening designed to assess whether the origins of that Solana are illicit.

The Prime Broker conducts screening on transactions by an Authorized Participant to determine whether transactions are in violation of certain applicable sanctions laws. The Prime Broker and its affiliates, including the Solana Custodian, will (a) block or reject the deposit into the Fund’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Fund of its actions, so long as permitted by applicable law. However, there is no guarantee that such procedures will always be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in a transaction identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Fund. Moreover, the Custodian Agreement requires the Fund to withdraw and deposit assets to public blockchain addresses and accounts for which the Fund has conducted the necessary “know your customer” and anti-money laundering due diligence. Although the Fund arranges for such diligence to be performed, including by the Fund’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. If the Authorized Participants, including on behalf of their designee(s), have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Fund’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Fund, the Sponsor or other Fund service providers or their respective affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Solana Custodian, under the Prime Broker Agreement and Custodian Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Fund’s ability to operate

Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Solana are treated. For example, the current draft of the CLARITY Act would add "digital commodities" to the list of assets that are commodity interests under the CEA. The CLARITY Act could give the CFTC greater power to regulate the spot digital asset market. It is possible that, if the legislation is passed, it could require the Trust, the Sponsor, or other service providers to register with the CFTC. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Solana at a time that is disadvantageous to shareholders. Additionally, digital assets may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of Solana under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Sponsor decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be terminated or liquidated at a time that is disadvantageous to Shareholders.

To the extent that Solana is deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s Solana at a time that is disadvantageous to Shareholders.

To the extent that Solana is deemed to fall within the definition of a security under U.S. federal securities laws, the Fund, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Such additional registration may result in extraordinary, recurring and/or non‑recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s Solana at a time that is disadvantageous to Shareholders.

The SEC has not asserted regulatory authority over Solana or trading or ownership of Solana and has not expressed the view that Solana should be classified or treated as a security for purposes of U.S. federal securities laws. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face regulatory obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including Solana. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities” under the federal securities laws and has issued guidance clarifying the status fo certain digital assets related activities for this purposes. Ghe SEC’s Division of Examinations (“Examinations”) identified that digital assets as an examination priority for 2025, noting intent to focus its examination on the offer, sale, recommendation, advice, trading, and other activities involving digital assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

The SEC previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act in February 2023. The proposed rule changes would have amended the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expanded the current custody rule in 206(4)-2 to cover all digital assets, including Solana, and related advisory activities. If enacted as proposed, these rules would have likely imposed additional regulatory requirements with respect to the custody and storage of digital assets, including Solana. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Solana Custodian would continue to qualify as a "qualified custodian" under a final rule that may proposed or adopted by the SEC in the future.

Further, the proposed amendments could have a severe negative impact on the price of Solana and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to Solana, or causing certain holders of Solana to sell their holdings.

On November 10, 2025, the IRS issued Revenue Procedure 2025-31, providing formal guidance addressing how trusts that qualify as investment trusts under Treas. Reg. § 301.7701-4 (c) and grantor trusts for Federal income tax purposes can engage in digital asset staking without jeopardizing their favorable tax treatment. The Revenue Procedure does not provide a substantive rule of law but does provide a safe harbor for grantor trust that include staking as a permitted activity. The Revenue Procedure provides that if the safe harbor is met, a trust's authorization, pursuant to its trust agreement, to stake its digital assets and the resulting staking of the trust's digital assets do not prevent the trust from qualifying for Federal income tax purposes as a trust classified as an investment trust under Treas. Reg. § 301.7701-4 (c) and as a grantor trust. The Trust may not be able to satisfy all of the requirements of the safe harbor provided in the Revenue Procedure but intends to come as close as possible within the Trust's organizational documents. The Trust is relying upon an opinion of tax counsel concluding that, without regard to the Revenue Procedure, the Trust should be classified as a grantor trust and an investment trust under Treas. Reg. § 301.7701-4 (c).

The treatment of the Fund for U.S. federal income tax purposes is uncertain.

The Sponsor will treat the Fund as a grantor trust for U.S. federal income tax purposes. Although not free from doubt, if the Fund operates as expected, the Fund should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). Assuming that the Fund is a grantor trust, the Fund will not be subject to U.S. federal income tax. Instead, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Fund’s assets and a pro rata portion of the Fund’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

The Fund may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge any of these positions the Fund might not qualify as a grantor trust.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops, staking and other similar occurrences. Assuming that the Fund is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a grantor trust for such purposes.

If the Fund is not properly classified as a grantor trust, the Fund might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital currency (including Solana) for U.S. federal income tax purposes, there can be no assurance in this regard. If the Fund were classified as a partnership and not a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Fund were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes (including if the Fund were considered a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes). If it were treated as a corporation, the Fund would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Fund to Shareholders would be treated as taxable dividends to the extent of the Fund’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as may be provided in an applicable tax treaty).

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Assuming that the Fund is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Solana (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Fund. Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Additionally, in 2023, the IRS released a revenue ruling that provided guidance on digital asset staking, including guidance to the effect that Staking Rewards will, under certain circumstances, be treated as giving rise to taxable income (the “Staking Guidance”). However, the Notice, the Ruling & FAQs, and the Staking Guidance do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. For example, for a non-U.S. Holder, there currently is no guidance directly addressing whether or in what circumstances engaging in certain activities to generate yield on digital assets, including Staking, could give rise to income that is effectively connected with a trade or business in the United States. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital currency that are not within the scope of the Notice.

In November of 2025, the U.S. Department of the Treasury and IRS issued a revenue procedure (the "Staking Safe Harbor Guidance") setting forth a safe harbor under which the Fund will engage in certain staking activities in reliance on the Staking Safe Harbor Guidance. The Fund seeks to comply with the safe harbor and to and maintain its status as an investment trust and as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation and there can be no certainty that regulatory authorities will agree with the Fund's interpretation and application of the guidance or that the Fund will satisfy the Staking Safe Harbor Guidance.

As noted above, with respect to any airdrop of any non-Solana crypto asset, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not Solana, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such non-Solana crypto asset and, in the event that the Fund seeks to change this position, an application would need to be filed with the SEC by NYSE Arca, the listing exchange, seeking approval to amend its listing rules. For the avoidance of doubt, the only crypto asset to be held by the Fund will be Solana; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval would be required in order to do so.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs, Staking Safe Harbor Guidance and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies for U.S. federal income tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of Solana in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies in general.

The treatment of Staking Activities under U.S. federal securities laws may be unsettled.

On May 29, 2025, the staff of the SEC’s Division of Corporation Finance issued its “Statement on Protocol Staking Activities” (the “Staking Statement”). The Staking Statement gave the staff’s view regarding staking on networks that use proof of stake as a consensus mechanism that certain of such activities do not involve the offer and sale of securities within the meaning of the Securities Act and the Exchange Act. Accordingly, under such an interpretation, the participants of such Staking Activities do not need to register such transactions with the SEC under the Securities Act. Immediately following the issuance of the Staking Statement, SEC Commissioner Crenshaw provided a dissenting statement indicating her belief the conclusion expressed in the Staking Statement were erroneous and that certain transactions covered by the Staking Statement do involve the purchase and sale of securities within the meaning of the federal securities laws. The Sponsor believes its staking program is of the type described in the Staking Statement and therefore does not involve the purchase and sale of securities. However, if the staff or the SEC were to disagree with the Sponsor’s position, or if the SEC or the staff were to take a position contrary to the views expressed in the Staking Statement, the Trust or its service providers may be deemed to be in violation of the Securities Act, the Exchange Act, the Investment Company Act or other applicable law.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Solana, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of Solana in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York and New Jersey, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of Solana may have negative consequences, including the imposition of a greater tax burden on investors in Solana or the imposition of a greater cost on the acquisition and disposition of Solana generally.

The treatment of digital currencies for tax purposes by non‑U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non‑U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of Solana users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for Solana in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non‑U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of Solana in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops, Staking Rewards and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Shareholders could incur a tax liability without an associated distribution of the Fund.

In the normal course of business, it is possible that the Fund could incur a taxable gain in connection with the sale of Solana (such as sales of Solana, including to obtain fiat currency with which to pay the Sponsor’s Fee or Fund expenses, as well as deemed sales of Solana as a result of the Fund using Solana to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Shareholders may be subject to tax due to the grantor trust status of the Fund even though there is not a corresponding distribution from the Fund.

A hard “fork” of the Solana blockchain could result in Shareholders incurring a tax liability.

If a hard fork occurs in the Solana blockchain, the Fund could temporarily hold both the original Solana and the alternative new Solana. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Declaration of Trust provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute Solana. The Fund shall treat whichever asset the Sponsor determines is not Solana as Incidental Rights or IR Virtual Currency.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

The receipt, distribution and/or sale of the alternative Solana may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Fund. The Sponsor and its affiliates have no fiduciary duties to the Fund or its Shareholders, which may permit them to favor their own interests to the detriment of the Fund and its Shareholders.

The Sponsor will manage the affairs of the Fund. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Fund and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Fund and its Shareholders. These potential conflicts include, among others, the following:

●
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Fund and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●
the Trust, on behalf of the Fund, has agreed to indemnify the officers, affiliates, directors, employees or agents of the Trustee and the shareholders, members, directors, officers, employees, affiliates and subsidiaries of the Sponsor pursuant to the Declaration of Trust;

●
the Sponsor is responsible for allocating its own limited resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●
the Sponsor and its staff also service affiliates of the Sponsor and their respective clients, and may also service other digital asset investment vehicles (including serving as the sponsor of other digital asset related exchange-traded products such as the Franklin Bitcoin ETF, Franklin Ethereum ETF, Franklin Crypto Index ETF and Franklin XRP ETF), and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;

●
the Sponsor’s trading decisions for the Fund may be influenced by the effect they would have on the other funds and accounts it manages;

●
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;

●
affiliates of the Sponsor may have substantial direct investments in Solana, stablecoins (such as USDC), or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Fund or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

●
The Sponsor’s and its affiliates’ positions on changes that should be adopted in various Solana Networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a Solana held by the Fund, the Sponsor’s and its affiliates’ positions regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;

●
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund, including vendors with respect to valuation of the Fund’s assets; and

●
the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Declaration of Trust.

Investment vehicles advised or managed by affiliates of the Sponsor may, from time to time, hold an interest in Coinbase Global, the parent of Coinbase, Inc., which serves as the Fund’s Prime Broker and operates one of the digital asset platforms included in the Index price and is the parent of the Solana Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, and may take positions in Coinbase Global, the publicly traded parent of Coinbase, Inc. which operates the Coinbase platform and serves as the Fund’s Prime Broker. The Fund values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index. The Sponsor values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of Solana in order to increase the Sponsor’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Solana Custodian, Coinbase Custody Trust Company, LLC. The Solana Custodian serves as a fiduciary and custodian on the Fund’s behalf, and is responsible for safeguarding digital assets held by the Fund, and holding the private keys that provide access to the Fund’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Solana Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Solana Custodian’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Solana Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Fund but that could harm the Solana Custodian. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Fund.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund and a substitute sponsor is not appointed, the Fund will terminate and liquidate its Solana.

Appointment of a substitute sponsor will not guarantee the Fund’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Fund will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Fund and the Fund may terminate.

Although the Solana Custodian is a fiduciary with respect to the Fund’s assets, it could resign or be removed by the Sponsor, which may trigger early dissolution of the Fund.

The Solana Custodian has represented that it is a fiduciary under Sec. 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Fund’s Solana in trust on the Fund’s behalf. However, the Solana Custodian may terminate the Custodian Agreement for cause at any time, and the Solana Custodian can terminate the Custodian Agreement for any reason upon providing the applicable notice provided under the Custodian Agreement. If the Solana Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may terminate the Fund in accordance with the terms of the Declaration of Trust.

Coinbase serves as the Solana Custodian and prime execution agent for several competing exchange-traded Solana products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and Solana Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase serves as the Solana Custodian and prime execution agent for several competing exchange-traded Solana products. Therefore, Coinbase has a critical role in supporting the U.S. spot Solana exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Fund.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel was appointed to represent investors in connection with the formation of the Fund or the establishment of the terms of the Declaration of Trust and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the Solana Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim against the Solana Custodian. Claims under the Custodian Agreement may only be asserted by the Sponsor on behalf of the Fund.

Risk Factors Related to ERISA

It is possible that the underlying assets of the Fund will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Fund were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Fund and (ii) the possibility that certain transactions in which the Fund might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Fund from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Fund could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Fund.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Fund and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Fund by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B.
Unresolved Staff Comments

Not Applicable.

Item 1C.
Cybersecurity

Cybersecurity Risk Management Strategy and Governance Overview

The Trust and the Fund do not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust and the Fund. The Sponsor is a wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). FRI maintains global, firm-wide policies and procedures governing matters relating to crisis management, corporate continuity, business continuity planning and disaster recovery, enterprise business resilience, and corresponding risk mitigation processes and systems in these areas(collectively referred to as the “Global Corporate Continuity Program”).

The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports from the BRGC regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

FRI has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, FRI’s cybersecurity program is organized around the following program domains:

●  Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats and cybersecurity risks

●  Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices

● Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program

●  Respond to incidents regardless of source or causality

●  Recover through planning, improvements and communications (external and internal)

●  Conduct after-action evaluation to identify what went well, what did not go well and improve FRI’s systems after an issue

FRI employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis. FRI maintains a riskbased approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact FRI’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within FRI’s NIST framework, and risk identification and mitigation are supported by FRI’s Global Corporate Continuity Program. FRI also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Assessment of Cybersecurity Risks

As of March 31, 2026, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on the Trust’s or the Fund’s operations, including the ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

None.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 29, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Franklin Solana ETF Shares are listed on the NYSE Arca under the symbol “SOEZ” and have been listed since December 3, 2025. As of March 31, 2026, there were approximately 42 DTC participating shareholders of record of the Fund. Because most of the Fund's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

(b) Not applicable.

(c) Not applicable.

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.
Forward-Looking Information
This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, including such matters as future solana prices, solana sales, costs, objectives, changes in commodity prices and market conditions (for solana and the shares), the Trust’s and the Fund’s operations, the Sponsors’ plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and the Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 1A. Risk Factors, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of a Third Amended Agreement and Declaration of Trust (“Declaration of Trust”) dated as of November 21, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Solana ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “NYSE Arca” or “Exchange”).

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from December 3, 2025 to March 31, 2026, the Sponsor fee was $3,318 which is offset with the fee waiver of $3,318. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website.

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

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

Critical Accounting Policy

The Trust's and the Fund's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust's financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust's application of accounting policies. A description of the valuation of Solana, a critical accounting policy that is important to understanding the results of operations and financial position presented herein, is provided in the section entitled “Calculation of Net Asset Value; Valuation of Solana and The CF Benchmarks Index,” above. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

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

At March 31, 2026, the Custodian held 112,336.0666 Solana on behalf of the Fund, with a market value of $9,365,458 (cost: $12,191,899) based on the Principal Market Price at the March 31, 2026 fiscal year end.

Results of Operations for the period December 3, 2025 (Date of commencement of operations) to March 31, 2026*

For the period December 3, 2025 (Date of commencement of operations) to March 31, 2026, 550,000 Shares were issued in exchange for 94,422.4508 Solana and no Shares were redeemed. The Fund’s NAV per Share began the period at $24.51 and ended the period at $14.41. The 41.21% decrease in the Fund's NAV from $24.51 at December 3, 2025 (Date of commencement of operations) to $14.41 at March 31, 2026 is directly related to the 42.37% decrease in the price of Solana. The Fund's NAV decreased slightly less than the price of Solana on a percentage basis due to the investment income from Solana staking rewards, which was $98,962.

Net realized and change in unrealized loss on investment in Solana for the period December 3, 2025 (Date of commencement of operations) to March 31, 2026, was approximately $2,954,111 which consists of a realized loss of $2,066 and a net change in unrealized depreciation on investment in Solana of approximately $2,952,045. Net decrease in net assets resulting from operations was approximately $2,855,149 for the period December 3, 2025 (Date of commencement of operations) to March 31, 2026, which consisted of the net realized and change in unrealized loss on investment in Solana of $2,954,111, offset by the net of investment income of $98,962.

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

The Sponsor's Fee is accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is paid at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor's Fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor will waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified in a prospectus supplement, in the Fund's periodic reports, and/or on the Sponsor's website for the Fund. For the period December 3, 2025 (Date of Commencement of operations) to March 31, 2026, the Fund accrued the Sponsor's Fee of $3,318, which was offset by the waiver of $3,318. Accordingly, Sponsor fees paid during the period were $0. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which due to the application of the waiver, compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards.

The Fund will sell Solana on an as-needed basis to pay the Sponsor's fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above).  Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

At March 31, 2026, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Solana

As movements in the price of Solana are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Solana. Past movements in the Solana price are not indicators of future movements.

The following chart shows movements in the price of Solana based on the CME CF Solana Reference Rate – New York Variant for the Solana – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from December 3, 2025 to March 31, 2026.

The average, high, low and end-of-period Solana prices based on the CME CF Solana Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
December 3, 2025 to March 31, 2026	108.62	147.26	January 14, 2026	77.14	February 12, 2026	82.66	March 31, 2026

(1)
The end of period Solana price is the CME CF Solana Reference Rate - New York Variant on the last business day of the period.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund. This means that the Sponsor does not sell Solana at times when its price is high or acquire Solana at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective. The investment objective of the Fund is to seek to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund's Solana as is practicable (i.e. to 100%) ("Staking Rewards") to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”) before payment of the Fund’s expenses and liabilities.

Item 8.
Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for December 3, 2025 (Date of commencement of operations) to December 31, 2025, the three-month period ended March 31, 2026 and the period from December 3, 2025 (date of commencement of operations) through March 31, 2026:

	December 3, 2025 (Date of commencement of operations) to December 31, 2025	Three Months ended March 31, 2026	December 3, 2025 (Date of commencement of operations) through March 31, 2026
Net investment income (loss)	$11,231	$87,731	$98,962
Net realized and change in unrealized gain (loss)	(388,949)	(2,565,162)	(2,954,111)
Net increase (decrease) in net assets resulting from operations	(377,717)	(2,477,432)	(2,855,149)
Net increase (decrease) in net asset value per share	(2.92)	(6.50)	(8.93)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.
Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

David Mann – President and Chief Executive Officer

Christopher Kings – Chief Financial Officer

Christopher Berarducci – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics or insider trading policy governing the purchase, sale and other disposition of the Trust's and/or the Fund's investments as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer, Principal Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available at https://www.franklinresources.com/governance/corporate-governance-documents. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Item 11.
Executive Compensation

The Trust does not have any directors or executive officers. The only ordinary expense paid by the Fund is the Sponsor’s fee.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans: Not applicable.

Security Ownership of Certain Beneficial Owners and Management:

a)
Not applicable.
b)
Not applicable.
c)
Not applicable.

Item 13.
Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.
Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), which were paid by the Sponsor from the Sponsor fee, for the year ended March 31, 2026, were:

2026
Audit fees	$108,175
Audit -related fees	-
Tax fees	-
All other fees	-
Total	$108,175

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PwC for professional services for the audit of the Trust’s and the Fund’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

PART IV

Item 15.
Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

Listed below are the exhibits, which are filed as part of this annual report on Form 10‑K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit

1.1	Seed Capital Investor Subscription Agreement is incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on February 21, 2025.

4.1
Third Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

4.3(1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

5.1
Opinion of Stradley Ronon Stevens & Young, LLP as to legality is incorporated by reference to Exhibit 5.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

8.1	Opinion of Stradley Ronon Stevens & Young, LLP as to tax matters is incorporated by reference to Exhibit 8.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.5
Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.6
Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

19.1(1)	Code of Ethics and Business Conduct

23.2	Consents of Stradley Ronon Stevens & Young, LLP (included in Exhibits 5.1 and 8.1).

24.1	Powers of Attorney (included in signature page to initial Form S-1 filed on February 21, 2025).

31.1(1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2(1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

97.1(1)	Compensation Recovery Policy

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

(1)    Filed herewith.

Item 16.
Form 10-K Summary

Not applicable.

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following terms has the meaning set forth after such term:

“Administration Agreement” - The Fund Administration and Accounting Agreement between the Administrator and the Fund.

“Administrator” - The Bank of New York Mellon.

“Affiliate” - Any affiliates of the Sponsor and the Marketing Agent (including Franklin Resources, Inc., each of its affiliates, directors, partners, trustees, managing members, officers and employees).

“Airdrop” - An occurrence where holders of a particular digital asset may be entitled to claim a certain amount of a new digital asset for free, based on the fact that they hold such particular digital asset.

“API” - Application Programming Interface.

“Article 8” - Article 8 of the New York Uniform Commercial Code.

“ASC Topic 820” - The Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”

“ASC” - Accounting Standards Codification.

“Authorized Participant Agreement” - An agreement entered into by an Authorized Participant, the Sponsor and the Administrator that provides the procedures for the creation and redemption of Creation Units.

“Authorized Participant” - A person who, at the time of submitting an order to create or redeem one or more Creation Units (i) is a registered broker-dealer, (ii) is a DTC Participant or an Indirect Participant, and (iii) has in effect a valid Authorized Participant Agreement.

“BitLicense” - A business license under 23 New York Codes, Rules and Regulations (NYCRR) Part 200.

“BNYM” - The Bank of New York Mellon.

“BSA” - U.S. Bank Secrecy Act, as amended.

“Business Day” - Any day other than: (1) a Saturday or a Sunday, or (2) a day on which NYSE Arca is closed for regular trading.

“Cash Custodian” - The Bank of New York Mellon.

“CBDCs” - Digital forms of legal tender, called central bank digital currencies, introduced by central banks in various countries.

“CF Benchmarks Index” - The CME CF Solana-Dollar Reference Rate - New York Variant for Solana - U.S. Dollar Trading pair.

“CFPB” - The Consumer Financial Protection Bureau.

“CFTC” - The U.S. Commodity Futures Trading Commission.

“Client Account” - Other accounts for clients, such as registered and unregistered funds and owners of separately managed accounts that various divisions and units within Franklin Templeton manage or advise.

“CME” - Chicago Mercantile Exchange.

“Code” - The United States Internal Revenue Code of 1986, as amended.

“Coinbase Crypto” - Coinbase Crypto Services, LLC.

“Coinbase Custody” - Coinbase Custody Trust Company, LLC.

“Coinbase Exchange” - The Prime Broker’s exchange platform.

“Coinbase Global” - The Prime Broker’s and Solana Custodian’s parent.

“Coinbase Insureds” - Coinbase Global and its subsidiaries, including the Solana Custodian and the Prime Broker.

“Commodity Exchange Act” or “CEA” - The United States Commodity Exchange Act of 1936, as amended.

“Connected Trading Venue” - A venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Solana on behalf of the Fund.

“Consensus Client” - A consensus-layer client software program.

“Constituent Platforms” - The constituent digital asset platforms of the CF Benchmarks Index, which are chosen by the Index Administrator and could change over time.

“Creation Solana Amount” - The amount of Solana to be purchased by the Fund which the Sponsor will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and dividing the resulting product by that day’s CF Benchmarks Index.

“Creation Unit Deposit Amount” - The amount of Solana and/or cash to be delivered in a creation which BNYM will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000).

“Creation Unit” - A block of 50,000 Shares.

“CTA” - The Consolidated Tape Association.

“Custodian Agreement” - The agreement, governed by New York law, between the Fund and the Solana Custodian regarding the custody of the Fund’s Solana.

“Custodians” - The Cash Custodian and Solana Custodian, collectively.

“Custody Transaction Costs” - The transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance of Creation Units for such purchase order (including Solana Network fees).

“CVC” - Convertible currency.

“DAOs” - Decentralized autonomous organizations.

“DApps” - Short for decentralized applications, which consistent with common usage, refers to all applications which are built on the Solana Network or other blockchains, whether or not decentralized in fact.

“DCM” - Designated contract market.

“Declaration of Trust” - The Third Amended and Restated Agreement and Declaration of Trust dated as of November 21, 2025, among the Sponsor, the Trust and the Trustee.

“DeFi” - Decentralized finance.

“DOL” - The U.S. Department of Labor.

“DSTA” - The Delaware Statutory Trust Act.

“DTC Participant” - An entity that has an account with DTC.

“DTC” - The Depository Trust Company.

“ECI” - Income that is treated as “effectively connected” with the conduct of a trade or business in the United States.

“ERISA” - The Employee Retirement Income Security Act of 1974, as amended.

“ET” - Eastern Time Zone.

“Exchange Act” - The United States Securities Exchange Act of 1934, as amended.

“Exchange” - NYSE Arca, Inc.

“Execution Client” - An execution-layer client software program.

“Fair Value Event” - An event which occurs if the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable.

“FASB” - Financial Accounting Standards Board.

“FBO Account” - An omnibus account in the Prime Broker’s name FBO its customers at each of multiple FDIC-insured banks.

“FBO” - For the benefit of.

“FCA” - The Financial Conduct Authority of the United Kingdom.

“FDAP” - A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income.”

“FDIC” - The Federal Deposit Insurance Corporation.

“FinCen” - The U.S. Department of the Treasury Financial Crimes Enforcement Network.

“FINRA” - The Financial Industry Regulatory Authority.

“Fork” - A non-backward compatible change to the original Solana blockchain and the source code of the original Solana Network which results in the original Solana Network and the original Solana blockchain existing side-by-side, but incompatible, with a new network and a new blockchain, and leads to the creation of a new asset running on the new blockchain.

“Franklin” or “FRI” - Franklin Resources, Inc.

“FSMB” - Financial Services and Markets Bill.

“FTX” - FTX Trading Ltd.

“GAAP” - The U.S. generally accepted accounting principles.

“Genesis” - Genesis Global Capital, LLC and its affiliates.

“Geth” - Go-Ethereum client, a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation.

“Hard fork” - A permanent split in a network’s blockchain that separates an existing blockchain network into two networks, each with its own digital asset, blockchain and source code, which are not backwards compatible.

“ICO” - Initial coin offering.

“IIV” - Intraday indicative value per share.

“Incidental Rights” - Any virtual currency (for avoidance of doubt, other than Solana) or other asset or right that the Fund may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Fund’s ownership of Solana and arise without any action of the Fund, or of the Sponsor, Administrator or other service provider on behalf of the Fund.

“Index Administrator” -CF Benchmarks Ltd.

“Index” - The CF Benchmarks Index shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines not to use the CF Benchmarks Index as the Index.

“Indirect Participant” - An entity that has access to the DTC clearing system by clearing securities through, or maintaining a custodial relationship with, a DTC Participant.

“Initial Seed Shares” - $100,000 in Shares, comprising 4,000 Shares at a per-Share price equal to $25.00, delivered on September 22, 2025 to the Seed Capital Investor.

“Investment Company Act” - The United States Investment Company Act of 1940, as amended.

“IR Virtual Currency” - A virtual currency acquired through Incidental Rights.

“IRA” - Individual retirement account.

“IRS” - The United States Internal Revenue Service.

“ISG” - Intermarket Surveillance Group.

“JOBS Act” - The Jumpstart Our Business Startups Act.

“KYC” - Know your customer.

“Layer 1” - The main Solana Network.

“Layer 2” - Solutions designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Solana Network.

“Marketing Agent” - Franklin Distributors, LLC.

“MEV” - Maximal Extractable Value.

“MiCA” - Markets in Crypto-Assets.

“Money Market Fund” - A money market fund that is in compliance with Rule 2a-7 under the Investment Company Act of 1940 and rated “AAA” by S&P (or the equivalent from any eligible rating service).

“MSB” - A U.S.-based platform registered as a money services business with FinCen.

“NAV” - Net asset value per Share.

“NBMM” - Non-bank market maker.

“NFA” - National Futures Association.

“NFTs” - Non-Fungible tokens.

“Non-U.S. Shareholder” - A Shareholder that is (or is treated as), for U.S. federal income tax purposes: (1) a nonresident alien individual, (2) a foreign corporation or (3) an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

“Notice” - The 2014 notice released by the IRS.

“NYDFS” - The New York State Department of Financial Services.

“NYSE Arca” - NYSE Arca, Inc.

“Observable Inputs” - Independent market data.

“OCC” - The Office of the Comptroller of the Currency.

“OFAC” - The Office of Foreign Assets Control.

“Order Book” - A list of buy and sell orders with associated limit prices and sizes that have not yet been matched.

“OTC” - Over the counter.

“Oversight Committee” - The Oversight Committee of the Index Administrator.

“Person” - Any natural person or any limited liability company, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

“Plan Assets Regulation” - Regulation 29 C.F.R. Sec. 2510.3-101, as modified by Section 3(42) of ERISA.

“Planned Forks” - Forks that take place through a formal process.

“Plans” - Any (a) employee benefit plan and certain other plans and arrangements, including individual retirement accounts and annuities, (b) Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code.

“Prime Broker Agreement” - The agreement between the Sponsor, Trustee and the Prime Broker.

“Prime Broker” - Coinbase, Inc., an affiliate of the Solana Custodian.

“Proof-of-History” or “PoH” - A timestamping mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time

“Proof-of-Stake” - A blockchain consensus mechanism used to verify cryptocurrency through staking cryptocurrency coins.

“Proof-of-Work” - A blockchain consensus mechanism whereby one party proves to verifies that a certain amount of computational effort was expended.

“Regular Market Session” - The Exchange’s regular market session of 9:30 a.m. to 4:00 p.m. ET.

“Relevant Coinbase Entities” - The Prime Broker (Coinbase, Inc.) and its parent (Coinbase Global).

“Relevant Pair” - The relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with accepted assets.

“Relevant Transaction” - Any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the SOL/USD pair that is reported and disseminated by a Constituent Platform through its publicly available API and observed by the Index Administrator.

“Ruling & FAQs” - The revenue ruling and set of “Frequently Asked Questions” released by the IRS in 2019.

“Sarbanes-Oxley Act” - The Sarbanes-Oxley Act of 2002.

“SDRTI” - CME CF Solana-Dollar Real Time Index.

“SEC” - The Securities and Exchange Commission of the United States, or any successor governmental agency in the United States.

“Secondary Index” - Lukka Digital Asset Reference Rate - Solana.

“Securities Act” - The United States Securities Act of 1933, as amended.

“Seed Capital Investor” - Franklin Resources, Inc.

“Seed Creation Units” -The Seed Capital Investor is expected to purchase the initial seed creation units, comprising of 100,000 Shares at a per-Share price of $25.00, in exchange for Solana prior to the listing of the Shares on the Exchange.

“Service Providers” - Custodians, Administrator, Trustee, Sponsor, Authorized Participants, Solana Trading Counterparties, Staking Provider(s), the listing exchange, and the Fund’s other service providers and counterparties.

“Settlement Deadline” - 6:00 p.m. ET of the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund or, if such day is not a business day, on the next business day.

“Shareholders” - Owners of beneficial interests in the Shares.

“Shares” - Units of fractional undivided beneficial interest in the net assets of the Fund.

“SIMD” - Solana Improvement Documents. Documents that describe proposed and accepted changes to the Solana Protocol.

“SIPC” - The Securities Investor Protection Corporation.

“Slashing” - Penalty if a validator commits malicious acts related to the validation of blocks with invalid transactions.

“SOL Cash Value” - The value of the Solana based on the Benchmark Valuation (defined as the CME CF Solana-Dollar Reference Rate - New York Variant) as of the time that the request to sell, transfer or withdraw was originally made by the Fund.

“SOL” - The currency code for Solana and the native token on the Solana Network.

“Solana” - For purposes of this report, “Solana” is used to refer to both the Solana Network and the SOL token.

“Solana Access Persons” - Sponsor personnel who have access to information about creation and redemption activity in Shares of the Fund.

“Solana blockchain” - The blockchain ledger for Solana.

“Solana Client” - software application that implements the Solana Network specification, communicates with the Solana Network and allows them to act as a node in the network to the new specification.

“Solana Custodian” or “Coinbase Custody” - Coinbase Custody Trust Company, LLC.

“Solana Network” - Solana blockchain and any digital asset network, including the Solana peer-to-peer network.

“Solana Trading Counterparty” - Designated third parties who transact in Solana pursuant to written agreements with the Fund.

“SOLUSD_NY” - CME CF Solana-Dollar Reference Rate.

“Sponsor’s Fee” - The fee of the Sponsor, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fee and any such waiver shall create no obligation to waive any such fee during any period not covered by the waiver. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

“Sponsor” - Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Spot Price” - The current market value of the underlying Solana.

“Staking Rewards” - Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Fund’s Solana for Staking Activities.

“Staking Services Agreement” - The Master Infrastructure-As-A-Service Agreement between the Staking Provider and the Fund.

“Staking Requirement”- The Fund seeks to reflect generally the performance of the price of Solana and Staking Rewards to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes.

“SVB” - Silicon Valley Bank.

“Throughput” - The number of transactions that can processed in a given period.

“Trade Credit Lender” - Coinbase Credit, Inc.

“Trade Credit” - The Fund may borrow Solana or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

“Trade Financing Agreement” - The Coinbase Credit Post-Trade Financing Agreement.

“Trading Balance” - A trading account at which, pursuant to the Prime Broker Agreement, a portion of the Fund’s Solana holdings and cash holdings from time to time may be held with the Prime Broker, including in connection with the sale of Solana to pay the Sponsor’s Fee and Fund expenses not assumed by the Sponsor.

“Trading Platform” - The Prime Broker’s execution platform where the Sponsor may place an order.

“Transaction Parties” - The Sponsor, the Trustee, the Custodians and any of their respective affiliates.

“Transfer Agency and Service Agreement” - The agreement between the Fund and BNYM to perform transfer agency services.

“Transfer Agent” - The Bank of New York Mellon.

“Treasury Regulations” - Tax regulations issued by the IRS.

“Trust” - Franklin Solana Trust, a Delaware statutory trust formed pursuant to the Agreement and Declaration of Trust.

“Trustee” - CSC Delaware Trust Company, a subsidiary of Corporation Service Company.

“U.S. Shareholder” - A Shareholder that is (1) an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes; (2) a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (4) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

“UBTI” - Unrelated business taxable income.

“USD” - The currency code the US Dollar.

“USDC” - US Dollar Coin.

“Vault Balance” - Accounts storing the Fund’s Solana that are required to be segregated from the assets held by the Solana Custodian as principal and the assets of its other customers.

“VWAP” - Volume Weight Average Prices.

“VWMP” - Volume Weight Median Prices.

FRANKLIN SOLANA ETF
FRANKLIN SOLANA TRUST
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm for Franklin Solana Trust (Auditor PCAOB #238)	F-2
Combined Statement of Assets and Liabilities at March 31, 2026 for Franklin Solana Trust	F-3
Combined Schedule of Investments at March 31, 2026 for Franklin Solana Trust	F-4
Combined Statement of Operations for the period December 3, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin Solana Trust	F-5
Combined Statement of Cash Flows for the period December 3, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin Solana Trust	F-6
Combined Statement of Changes in Net Assets for the period December 3, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin Solana Trust	F-7
Notes to the Combined Financial Statements for Franklin Solana Trust	F-8
Report of Independent Registered Public Accounting Firm for Franklin Solana ETF (Auditor PCAOB #238)	F-14
Statement of Assets and Liabilities at March 31, 2026 for Franklin Solana ETF	F-15
Schedule of Investments at March 31, 2026 for Franklin Solana ETF	F-16
Statement of Operations for the period December 3, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin Solana ETF	F-17
Statement of Cash Flows for the period December 3, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin Solana ETF	F-18
Statement of Changes in Net Assets for the period December 3, 2025 (Date of commencement of operations) through March 31, 2026 for Franklin Solana ETF	F-19
Notes to Financial Statements for Franklin Solana ETF	F-20

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Solana Trust

Opinion on the Financial Statements

We have audited the accompanying combined statement of assets and liabilities, including the combined schedule of investments, of Franklin Solana Trust and Franklin Solana ETF (the “Trust”) as of March 31, 2026, and the related combined statements of operations, cash flows and changes in net assets for the period December 3, 2025 (date of commencement of operations) through March 31, 2026, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2026, and the results of its operations, its cash flows and changes in its net assets for the period December 3, 2025 (date of commencement of operations) through March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Trust’s auditor since 2025.

FRANKLIN SOLANA TRUST
Combined Statement of Assets and Liabilities

March 31, 2026*

Assets:
Investment in Solana, at fair value(a)	$9,365,458
Total assets	9,365,458

Liabilities:
Sponsor's fee payable	–
Staking fee payable	403
Total liabilities	403
Commitments and contingencies (Note 7)
Net assets	$9,365,055

Shares issued and outstanding(b)	650,000
Net asset value per Share	$14.41

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
Cost of investment in Solana: $12,191,899 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN SOLANA TRUST
Combined Schedule of Investments

March 31, 2026*
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	112,336.0666	$12,191,899	$9,365,458	100.00%
Total investments	112,336.0666	$12,191,899	$9,365,458	100.00%
Less liabilities			(403)	(0.00)%
Net assets			$9,365,055	100.00%

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
As of March 31, 2026, 99.98% of Solana tokens were staked with third party counterparties.

See accompanying notes to the combined financial statements.

FRANKLIN SOLANA TRUST
Combined Statement of Operations

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*

Investment income
Income from staking rewards	$99,365
Expenses
Staking fee	403
Sponsor's fee	3,318
Less: waiver and reimbursements	(3,318)
Total expenses	403
Net investment income (loss)	98,962

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on investment in Solana distributed	(2,066)
Net change in unrealized appreciation(depreciation) on investment in Solana	(2,952,045)
Net realized and change in unrealized gain (loss) on investment in Solana	(2,954,111)
Net increase (decrease) in net assets resulting from operations	(2,855,149)
Net increase (decrease) in net assets per Share (a)	$(8.93)

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the combined financial statements.

FRANKLIN SOLANA TRUST
Combined Statement of Cash Flows

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,855,149)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	(9,776,591)
Sales of Solana for distribution	7,447
Solana received for Staking Rewards	(99,365)
Net realized (gain) loss on investment in Solana	2,066
Net change in unrealized (appreciation) depreciation on investment in Solana	2,952,045
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Staking fee payable	403
Net cash provided by (used in) operating activities	$(9,769,144)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$9,776,591
Payments on Shares redeemed	-
Payments for staking rewards distribution	(7,447)
Net cash provided by (used in) financing activities	$9,769,144
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

See accompanying notes to the combined financial statements.

FRANKLIN SOLANA TRUST
Combined Statement of Changes in Net Assets

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*
Net assets, beginning of period	$2,451,060 (a)
Net investment income (loss)	98,962
Net realized gain (loss) on investment in Solana distributed for staking distribution	(2,066)
Net change in unrealized appreciation (depreciation) on investment in Solana	(2,952,045)
Net increase (decrease) in net assets resulting from operations	(2,855,149)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	9,776,591
Distributions for Shares redeemed	–
Staking distribution to shareholders	(7,447)
Net increase (decrease) in net assets resulting from capital share transactions	9,769,144
Net assets, end of period	$9,365,055

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

See accompanying notes to the combined financial statements.

FRANKLIN SOLANA TRUST
Notes to the Combined Financial Statements

1. ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of the Third Amended and Restated Agreement and Declaration of Trust executed as of November 21, 2025 (the "Declaration of Trust"). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“Commodity Exchange Act” or “CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Solana ETF (the “Fund”), presented on a combined basis. Separate, series level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund's launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the "Securities Act"). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. ("NYSE Arca" or the "Exchange"). The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in Solana by providing an investment with a value that reflects the price of the Solana. owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the fund. This means that the Sponsor does not sell Solana at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Solana Custodian is responsible for safekeeping the Solana owned by the Fund. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund Coinbase Inc., an affiliate of the Solana Custodian, is the Fund’s Prime Broker ("Prime Broker"). The Trust is not an investment company registered under the Investment Company Act, and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues and redeems Shares only in Creation Units of 50,000 or multiples thereof based on the quantity of Solana attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities). Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca, Inc. under the ticker symbol "SOEZ." The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

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

The accompanying combined statement of assets and liabilities and combined schedule of investments at March 31, 2026, and the combined statement of operations, combined statement of cash flows, and combined statement of changes in net assets for the period from December 3, 2025 (Date of commencement of operations) to March 31, 2026, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

The fiscal year of the Trust and the Fund is March 31st.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

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

2.3. Valuation of Solana

The Trust’s financial statements are prepared in accordance with GAAP. Solana is priced at 11:59:59PM ET. With respect to the Fund’s Solana holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana as of the Fund’s financial statement measurement date.

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

As of March 31, 2026, the value of the Solana held by the Fund was categorized as Level 1.

2.4. Staking Rewards and Distribution

The Trust maintains control and ownership of staked Solana, and no other party has the right to direct the use of the Solana while it is staked. The Trust does not derecognize staked Solana and accounts for staked Solana on the same basis as non-staked Solana.

The Trust earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network's proof-of-stake validation process. The Trust accounts for staking rewards by applying the principles of ASC Topic 606, "Revenue from Contracts with Customers". Income from Staking Rewards is recognized when the amount of Solana to which the Trust is entitled for validation activity completed by a node operator is known, calculable, and nonrefundable. When the Staking Rewards are made known to the Fund, the related performance obligation, consisting of the node operator's transaction validation services performed pursuant to a smart contract with the Solana network, has been satisfied. Staking rewards received in Solana represent non-cash consideration and are measured at fair value using the Index price of Solana used to calculate the Fund’s NAV on the date the income from Staking Rewards is recognized. The Staking Provider is the principal in the validation activities that generate the rewards, and the Trust acts as an agent in those activities. Accordingly, the Trust recognizes income from Staking Rewards net of the gross staking rewards retained by the Staking Provider. From time to time, the Staking Provider may rebate a portion of the gross staking rewards retained as its fee. Any such rebates are recognized by the Trust when received or when the amount is fixed and determinable, and are recognized as investment income, as appropriate. There can be no assurance that such rebates will be received in future periods. The Fund allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Fund’s Solana, a Staking Fee. Such allocation to the Sponsor is included on the Combined Statement of Operations.

The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to shareholders on a monthly basis. Distributions are generally calculated on a three-month lagged basis.

The Trust made a $7,447 cash distribution of income generated from its staking activities during the period. This cash distribution consisted of income from Staking Rewards for December 2025 after deduction of any fees or expenses for which the Staking Provider, Solana Custodian, and Sponsor are entitled to receive. Staking Rewards in a grantor trust are expected to be treated as earned directly by the shareholders and taxed on a pass-through basis.

2.5. Fees, Expenses, Realized Gain (Loss)

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. For the period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from December 3, 2025 to March 31, 2026, the Fund accrued the Sponsor’s Fee of $3,318, offset by the waiver of $3,318.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Solana to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Solana held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Solana to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Solana represented by each Share.

There have been no extraordinary or non-routine expenses during the periods presented.

2.6. Organizational and Offering Costs

The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.

2.7. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analysed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

 2.8. Creation and Redemption of Shares

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

Changes in the Shares for the period from December 3, 2025 (Date of commencement of operations) to March 31, 2026* are as follows:

	Shares	Amount^
Balance at December 3, 2025 (Date of commencement of operations)	100,000	$2,325,457	#
Creation of Shares	550,000	9,776,591
Redemption of Shares	-	-
Distribution to shareholders	-	(7,447)
Balance at March 31, 2026	650,000	$12,094,601

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

3. INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the period from December 3, 2025 (Date of commencement of operations) to March 31, 2026*:

	Quantity of Solana	Amount in US$
Balance at December 3, 2025 (Date of commencement of operations)	17,000.0000	$2,451,060 #
Solana purchased for the creation of Shares	94,422.4508	9,776,591
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	–	–
Staking income	998.4024	99,365
Distribution to shareholders	(84.7866)	(7,447)
Net realized gain (loss) from Solana sold for the redemption of shares	–	–
Net realized gain (loss) from Solana sold for Staking distribution	–	(2,066)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	(2,952,045)
Balance at March 31, 2026	112,336.0666	$9,365,458

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, 100,000 of the outstanding shares of the Fund were held by a related party.

5. CONCENTRATION OF RISK

The Fund holds only Solana and cash, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital asset and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining shareholders.

Staking tokens often includes a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of March 31, 2026, the Fund has staked 112,314.4473 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6. COMBINED FINANCIAL HIGHLIGHTS

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*
Net asset value per Share, beginning of period	$24.51 (a)
Net investment income (loss) (b)	0.32
Net realized and unrealized gain (loss) on investment in Solana (c)	(10.41)
Net change in net assets from operations	(10.09)
Distributions of net staking rewards to shareholders	(0.01)
Net asset value per Share, end of period	$14.41

Total return, at net asset value(d)(e)	(41.21)%

Ratio to average net assets(f)
Net investment income (loss)	5.63%
Gross expenses	0.21%
Net expenses(g)	0.02%

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
(f)
Annualized.
(g)
For the period from December 3, 2025 to March 31, 2026, the Sponsor waived a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $5.0 billion of the Fund's assets. In addition, the Fund allocated to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Fund's SOL, a Staking Fee. Such allocation to the Sponsor is included in the net expenses.

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

Report of Independent Registered Public Accounting Firm
To the Sponsor of Franklin Solana Trust and Shareholders of Franklin Solana ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Franklin Solana ETF (the “Fund”) as of March 31, 2026, and the related statements of operations, cash flows and changes in net assets for the period December 3, 2025 (date of commencement of operations) through March 31, 2026, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2026, and the results of its operations, its cash flows and changes in its net assets for the period December 3, 2025 (date of commencement of operations) through March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Fund’s auditor since 2025.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Statement of Assets and Liabilities

March 31, 2026*

Assets
Investment in Solana, at fair value(a)	$9,365,458
Total assets	9,365,458

Liabilities:
Sponsor's fee payable	–
Staking fee payable	403
Total liabilities	403
Commitments and contingencies (Note 7)
Net assets	$9,365,055

Shares issued and outstanding(b)	650,000
Net asset value per Share	$14.41

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
Cost of investment in Solana: $12,191,899 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Schedule of Investments

March 31, 2026*
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	112,336.0666	$12,191,899	$9,365,458	100.00%
Total investments	112,336.0666	$12,191,899	$9,365,458	100.00%
Other liabilities			(403)	(0.00)%
Net assets			$9,365,055	100.00%

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
As of March 31, 2026, 99.98% of Solana tokens were staked with third party counterparties.

See accompanying notes to the financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Statement of Operations

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*

Investment income
Income from staking rewards	$99,365
Expenses
Staking fee	403
Sponsor's fee	3,318
Less: waiver and reimbursements	(3,318)
Total expenses	403
Net investment income (loss)	98,962

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on investment in Solana distributed	(2,066)
Net change in unrealized appreciation(depreciation) on investment in Solana	(2,952,045)
Net realized and change in unrealized gain (loss) on investment in Solana	(2,954,111)
Net increase (decrease) in net assets resulting from operations	(2,855,149)
Net increase (decrease) in net assets per Share(a)	$(8.93)

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Statement of Cash Flows

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,855,149)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	(9,776,591)
Sales of Solana for distribution	7,447
Solana received for Staking Rewards	(99,365)
Net realized (gain) loss on investment in Solana	2,066
Net change in unrealized (appreciation) depreciation on investment in Solana	2,952,045
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Staking fee payable	403
Net cash provided by (used in) operating activities	$(9,769,144)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$9,776,591
Payments on Shares redeemed	-
Payments for staking rewards distribution	(7,447)
Net cash provided by (used in) financing activities	$9,769,144
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

* No comparative period presented as the Fund`s operations commenced on December 3, 2025.

See accompanying notes to the financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Statement of Changes in Net Assets

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*
Net assets, beginning of period	$2,451,060 (a)
Net investment income (loss)	98,962
Net realized gain (loss) on investment in Solana distributed for staking distribution	(2,066)
Net change in unrealized appreciation (depreciation) on investment in Solana	(2,952,045)
Net increase (decrease) in net assets resulting from operations	(2,855,149)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	9,776,591
Distributions for Shares redeemed	–
Staking distribution to shareholders	(7,447)
Net increase (decrease) in net assets resulting from capital share transactions	9,769,144
Net assets, end of period	$9,365,055

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

See accompanying notes to the financial statements.

FRANKLIN SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Notes to Financial Statements

1.      ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of the Third Amended and Restated Agreement and Declaration of Trust executed as of November 21, 2025 (the "Declaration of Trust"). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (the "Commodity Exchange Act" or “CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Solana ETF (the "Fund"). The Trust had no operations prior to the Fund's launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the "Securities Act"). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest and ownership of in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. ("NYSE Arca" or the "Exchange"). The assets of the Fund consist primarily of Solana held by a custodian on behalf of the Fund and cash. The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund’s Solana as is practicable (i.e., up to 100%) (“Staking Rewards”) to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund’s status as a grantor trust for U.S. federal income tax purposes (the “Staking Requirement”). The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in Solana by providing an investment with a value that reflects the price of the Solana owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the fund. This means that the Sponsor does not sell Solana at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Solana Custodian is responsible for safekeeping the Solana owned by the Fund. Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). Coinbase Inc., an affiliate of the Solana Custodian, is the Fund’s Prime Broker ("Prime Broker"). The Trust is not an investment company registered under the Investment Company Act, and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues and redeems Shares only in Creation Units of 50,000 or multiples thereof based on the quantity of Solana attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities). Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca, Inc. under the ticker symbol "SOEZ." The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

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

The accompanying statement of assets and liabilities and schedule of investments at March 31, 2026, and the statement of operations, statement of cash flows, and statement of changes in net assets for the period from December 3, 2025 (Date of commencement of operations) to March 31, 2026, have been prepared on behalf of the Fund individually as the sole operating series of the Trust. Separate combined financial statements and scheduled on behalf of the Trust, as registrant combined with the Fund as its sole currently offered series, are presented above in a separate section of this report.

The fiscal year of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Combined financial statements for the Trust as registrant and the Fund are presented separately within this report.

a) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

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

2.3.
Valuation of Solana

The Fund’s financial statements are prepared in accordance with GAAP. Solana is priced at 11:59:59PM ET. The Fund determines the fair value of Solana based on the price provided by the Solana market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Solana holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana as of the Fund’s financial statement measurement date.

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

As of March 31, 2026, the value of the Solana held by the Fund was categorized as Level 1.

2.4.
Staking Rewards and Distribution

The Fund maintains control and ownership of staked Solana, and no other party has the right to direct the use of the Solana while it is staked. The Fund does not derecognize staked Solana and accounts for staked Solana on the same basis as non-staked Solana.

The Fund earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network's proof-of-stake validation process. The Fund accounts for staking rewards by applying the principles of ASC Topic 606, Revenue from Contracts with Customers. Income from staking rewards is recognized when the amount of Solana to which the Fund is entitled for validation activity completed by a node operator is known, calculable, and nonrefundable. When the Staking Rewards are made known to the Fund, the related performance obligation, consisting of the node operator's transaction validation services performed pursuant to a smart contract with the Solana network, has been satisfied. Staking rewards received in Solana represent non-cash consideration and are measured at fair value using the Index price of Solana used to calculate the Fund's NAV on the date the income from staking rewards is recognized. The Staking Provider is the principal in the validation activities that generate the rewards, and the Fund acts as an agent in those activities. Accordingly, the Fund recognizes income from Staking Rewards net of the gross staking rewards retained by the Staking Provider. From time to time, the Staking Provider may rebate a portion of the gross staking rewards retained as its fee. Any such rebates are recognized by the Fund when received or when the amount is fixed and determinable, and are recognized as investment income, as appropriate. There can be no assurance that such rebates will be received in future periods. The Fund allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Fund's Solana, a Staking Fee. Such allocation to the Sponsor is included on the Statement of Operations.

The Sponsor intends to convert Staking Rewards to cash periodically and distribute such amounts to shareholders on a monthly basis. Distributions are generally calculated on a three-month lagged basis.

The Trust made a $7,447 cash distribution of income generated from its staking activities during the period. This cash distribution consisted of income from Staking Rewards for December 2025 after deduction of any fees or expenses for which the Staking Provider, Solana Custodian, and Sponsor are entitled to receive. Staking Rewards in a grantor trust are expected to be treated as earned directly by the shareholders and taxed on a pass-through basis.

2.5. Fees, Expenses, Realized Gain (Loss)

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. For the period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period from December 3, 2025 to March 31, 2026, the Fund accrued the Sponsor’s Fee of $3,318, offset by the waiver of $3,318.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Solana to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Solana held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Solana to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Solana represented by each Share.

There have been no extraordinary or non-routine expenses during the periods presented.

2.6.
Organizational and Offering Costs

The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.

2.7.
Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analysed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.8.
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

Changes in the Shares for the period from December 3, 2025 (Date of commencement of operations) to March 31, 2026* are as follows:

	Shares	Amount^
Balance at December 3, 2025 (Date of commencement of operations)	100,000	$2,325,457	#
Creation of Shares	550,000	9,776,591
Redemption of Shares	-	-
Distribution to shareholders	-	(7,447)
Balance at March 31, 2026	650,000	$12,094,601

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

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the period from December 3, 2025 (Date of commencement of operations) to March 31, 2026*:

	Quantity of Solana	Amount in US$
Balance at December 3, 2025 (Date of commencement of operations)	17,000.0000	$2,451,060 #
Solana purchased for the creation of Shares	94,422.4508	9,776,591
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	–	–
Staking income	998.4024	99,365
Distribution to shareholders	(84.7866)	(7,447)
Net realized gain (loss) from Solana sold for the redemption of shares	–	–
Net realized gain (loss) from Solana sold for Staking distribution	–	(2,066)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	(2,952,045)
Balance at March 31, 2026	112,336.0666	$9,365,458

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, 100,000 of the outstanding shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only Solana, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital asset and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, are largely unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining shareholders.

Staking tokens often includes a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of March 31, 2026, the Fund has staked 112,314.4473 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
FINANCIAL HIGHLIGHTS

For the period December 3, 2025 (Date of commencement of operations) through March 31, 2026*
Net asset value per Share, beginning of period	$24.51 (a)
Net investment income (loss) (b)	0.32
Net realized and unrealized gain (loss) on investment in Solana (c)	(10.41)
Net change in net assets from operations	(10.09)
Distributions of net staking rewards to shareholders	(0.01)
Net asset value per Share, end of period	$14.41

Total return, at net asset value(d)(e)	(41.21)%

Ratio to average net assets(f)
Net investment income (loss)	5.63%
Gross expenses	0.21%
Net expenses (g)	0.02%

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
(f)
Annualized.
(g)
For the period from December 3, 2025 to March 31, 2026, the Sponsor waived a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver would be equal to 0.00% of the net asset value of the Fund for the first $5.0 billion of the Fund's assets. In addition, the Fund allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Fund's SOL, a Staking Fee. Such allocation to the Sponsor is included in the net expenses.

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

Franklin Holdings, LLC
Sponsor of the Franklin Solana Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings
Christopher Kings*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: June 29, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.