Form 10-Q
period 2026-06-30
Franklin Solana Trust
filed 2026-08-14
CIK 2057388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐  Yes  ☒  No

The registrant had 650,000 outstanding Shares as of August 3, 2026.

Documents Incorporated by Reference: None

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

Emerging Growth Company Status

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and Shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

●
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
●
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;
●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●
the date on which the Trust is deemed to be a “large accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. The Trust intends to take advantage of the benefits of the extended transition period.

2

Franklin SOLANA ETF
Franklin SOLANA TRUST

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

Franklin SOLANA ETF
Franklin SOLANA TRUST

Franklin SOLANA TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2026	March 31, 2026

Assets
Investment in Solana, at fair value(a)	$8,521,865	$9,365,458
Total assets	8,521,865	9,365,458

Liabilities
Sponsor's fee payable	1,234	–
Staking fee payable	7,591	403
Total liabilities	8,825	403
Commitments and contingent liabilities (Note 7)
Net assets	$8,513,040	$9,365,055

Shares issued and outstanding(b)	650,000	650,000
Net asset value per Share	$13.10	$14.41

(a) Cost of investment in Solana: $12,227,591 at June 30, 2026 and $12,191,899 at March 31, 2026.
(b) No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED SCHEDULES OF INVESTMENTS (Unaudited)

June 30, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	113,067.0655	$12,227,591	$8,521,865	100.10%
Total investments	113,067.0655	$12,227,591	$8,521,865	100.10%
Less liabilities			(8,825)	(0.10)%
Net assets			$8,513,040	100.00%

March 31, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(b)	112,336.0666	$12,191,899	$9,365,458	100.00%
Total investments	112,336.0666	$12,191,899	$9,365,458	100.00%
Less liabilities			(403)	(0.00)%
Net assets			$9,365,055	100.00%

(a)
As of June 30, 2026, 99.88% of Solana tokens were staked with third party counterparties.
(b)
As of March 31, 2026, 99.98% of Solana tokens were staked with third party counterparties.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

For the Three months ended June 30, 2026*

Investment income
Income from staking rewards	$128,150
Expenses
Staking fee	7,188
Sponsor's fee	4,303
Less: waiver and reimbursement	(3,069)
Total expenses	8,422
Net investment income (loss)	119,728

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on investment in Solana distributed	(26,368)
Net change in unrealized appreciation (depreciation) on investment in Solana	(879,285)
Net realized and change in unrealized appreciation (depreciation) on investment in Solana	(905,653)
Net increase (decrease) in net assets resulting from operations	(785,925)
Net increase (decrease) in net assets per Share(a)	$(1.21)

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the Three months ended June 30, 2026*
(Unaudited)

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(785,925)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	–
Sales of Solana for distribution of Staking Rewards	66,090
Solana received for Staking Rewards	(128,150)
Net realized (gain) loss on investment in Solana	26,368
Net change in unrealized (appreciation) depreciation on investment in Solana	879,285
Change in operating assets and liabilities:
Sponsor’s fee payable	1,234
Staking fee payable	7,188
Net cash provided by (used in) operating activities	$66,090

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	–
Payments on Shares redeemed	–
Payments for staking rewards distribution	(66,090)
Net cash provided by (used in) financing activities	(66,090)

Cash
Net increase in cash	–
Cash, beginning of period	–
Cash, end of period	$–

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the Three months ended June 30, 2026*
(Unaudited)
Net assets, beginning of period	$9,365,055
Net investment income (loss)	119,728
Net realized gain (loss) on investment in Solana sold for staking rewards distribution	(26,368)
Net change in unrealized appreciation (depreciation) on investment in Solana	(879,285)
Net increase (decrease) in net assets resulting from operations	(785,925)
Distributions to shareholders:
Staking distribution to Shareholders	(66,090)
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	–
Distributions for Shares redeemed	–
–
Net increase (decrease) in net assets from capital Share transactions	–
Net assets, end of period	$8,513,040

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

The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund's Solana as is practicable (i.e., up to 100%) ("Staking Rewards") to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund's status as a grantor trust for U.S. federal income tax purposes (the "Staking Requirement"). The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in Solana by providing an investment with a value that reflects the price of the Solana owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund. This means that the Sponsor does not sell Solana at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Solana Custodian is responsible for safekeeping the Solana owned by the Fund. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund. Coinbase Inc., an affiliate of the Solana Custodian, is the Fund’s Prime Broker (“Prime Broker”). The Trust is not an investment company registered under the Investment Company Act, and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange Commission (“SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor with respect to the Fund.

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares ("Creation Units"). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca, Inc. under the ticker symbol "SOEZ." The market price of the Shares may be different than the Fund's NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at June 30, 2026 and March 31, 2026, and the combined statement of operations, combined statement of cash flows, and combined statement of changes in net assets for the three month period ended June 30, 2026, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report). In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31st.

2.
SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

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

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series- level are provided separately in this report. For the period presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the combined financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3.
Valuation of Solana

The Trust’s financial statements are prepared in accordance with GAAP. The Trust determines the fair value of Solana based on the price provided by the Solana market that the Trust considers its "Principal Market" as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Solana holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the Solana held by the Fund was categorized as Level 1.

2.4. Staking Rewards and Distribution

The Trust maintains control and ownership of staked Solana, and no other party has the right to direct the use of the Solana while it is staked. The Trust does not derecognize staked Solana and the Trust accounts for staked Solana on the same basis as non-staked Solana.

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

The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to Shareholders on a monthly basis. For the quarter ended June 30, 2026, distributions were generally calculated on a three-month lagged basis

The Trust made a $66,090 cash distribution of income generated from its staking activities during the period. This cash distribution consisted of income from Staking Rewards for March 2026. Staking Rewards in a grantor trust are expected to be treated as earned directly by the Shareholders and taxed on a pass-through basis.

2.5. Fees, Expenses, Realized Gains (Losses)

The Trust’s ordinary recurring expense are staking fee and Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Solana Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Solana transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Solana are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. For the period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three month ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $4,303, offset by the waiver of $3,069.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. The Fund may sell Solana to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor.

There have been no extraordinary or non-routine expenses during the periods presented.

In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor for services performed in connection with the Fund's staking program.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of Solana and/or cash as determined by the Administrator on each day that NYSE Arca, Inc. is open for regular trading.

For cash creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Solana represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For cash redemption transactions conducted in cash, the Sponsor will arrange for the Solana represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Solana has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Solana and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the period from April 1, 2026 to June 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	650,000	$12,094,601
Creation of Shares	-	-
Redemption of Shares	-	-
Distribution to Shareholders	-	(66,090)
Balance at June 30, 2026	650,000	$12,028,511

*     No comparative period presented as the Fund’s operations commenced on December 3, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the period from April 1, 2026 to June 30, 2026*:

	Quantity of Solana	Amount in US$
Balance at April 1, 2026	112,336.0666	$9,365,458
Solana purchased for the creation of Shares	–	–
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	–	–
Staking income	1,584.4428	128,150
Distribution of staking income to Shareholders	(853.4439)	(66,090)
Net realized gain (loss) from Solana sold for the redemption of Shares	–	–
Net realized gain (loss) from Solana sold for distribution of staking income	–	(26,368)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	(879,285)
Balance at June 30, 2026	113,067.0655	$8,521,865

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no shares of the Fund were held by a related party.

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

Staking tokens often include a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of June 30, 2026, the Fund has staked 112,936.7774 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
COMBINED FINANCIAL HIGHLIGHTS

For the Three months ended June 30, 2026*
Net asset value per Share, beginning of period	$14.41
Net investment income (loss)(a)	0.18
Net realized and unrealized gain (loss) on investment in Solana(b)	(1.39)
Net change in net assets from operations	(1.21)
Distributions of net staking rewards to Shareholders	(0.10)
Net asset value per Share, end of period	$13.10

Total return, at net asset value(c)	(8.39)%

Ratio to average net assets(d)
Net investment income (loss)	5.29%
Gross expenses	0.51%
Net expenses	0.37%

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a Share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s Shares in relation to fluctuating market values for the Fund’s underlying investment.
(c)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.Total return for periods of less than a year are not annualized.
(d)
Annualized.

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statement of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2026	March 31, 2026

Assets
Investment in Solana, at fair value(a)	$8,521,865	$9,365,458
Total assets	8,521,865	9,365,458

Liabilities
Sponsor's fee payable	1,234	–
Staking fee payable	7,591	403
Total liabilities	8,825	403
Commitments and contingent liabilities (Note 7)
Net assets	$8,513,040	$9,365,055

Shares issued and outstanding(b)	650,000	650,000
Net asset value per Share	$13.10	$14.41

(a) Cost of investment in Solana: $12,227,591 at June 30, 2026 and $12,191,899 at March 31, 2026.
(b) No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
SCHEDULES OF INVESTMENTS (Unaudited)

June 30, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	113,067.0655	$12,227,591	$8,521,865	100.10%
Total investments	113,067.0655	$12,227,591	$8,521,865	100.10%
Less liabilities			(8,825)	(0.10)%
Net assets			$8,513,040	100.00%

March 31, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(b)	112,336.0666	$12,191,899	$9,365,458	100.00%
Total investments	112,336.0666	$12,191,899	$9,365,458	100.00%
Less liabilities			(403)	(0.00)%
Net assets			$9,365,055	100.00%

(a)
As of June 30, 2026, 99.88% of Solana tokens were staked with third party counterparties.
(b)
As of March 31, 2026, 99.98% of Solana tokens were staked with third party counterparties.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF OPERATIONS (Unaudited)

For the Three months ended June 30, 2026*
Investment income
Income from staking rewards	$128,150
Expenses
Staking fee	7,188
Sponsor's fee	4,303
Less: waiver and reimbursement	(3,069)
Total expenses	8,422
Net investment income (loss)	119,728

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on investment in Solana distributed	(26,368)
Net change in unrealized appreciation (depreciation) on investment in Solana	(879,285)
Net realized and change in unrealized appreciation (depreciation) on investment in Solana	(905,653)
Net increase (decrease) in net assets resulting from operations	(785,925)
Net increase (decrease) in net assets per Share(a)	$(1.21)

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the Three months ended June 30, 2026*
(Unaudited)

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(785,925)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	–
Sales of Solana for distribution of Staking Rewards	66,090
Solana received for Staking Rewards	(128,150)
Net realized (gain) loss on investment in Solana	26,368
Net change in unrealized (appreciation) depreciation on investment in Solana	879,285
Change in operating assets and liabilities:
Sponsor’s fee payable	1,234
Staking fee payable	7,188
Net cash provided by (used in) operating activities	$66,090

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	–
Payments on Shares redeemed	–
Payments for staking rewards distribution	(66,090)
Net cash provided by (used in) financing activities	(66,090)

Cash
Net increase in cash	–
Cash, beginning of period	–
Cash, end of period	$–

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the Three months ended June 30, 2026*
(Unaudited)

Net assets, beginning of period	$9,365,055
Net investment income (loss)	119,728
Net realized gain (loss) on investment in Solana sold for staking rewards distribution	(26,368)
Net change in unrealized appreciation (depreciation) on investment in Solana	(879,285)
Net increase (decrease) in net assets resulting from operations	(785,925)
Distributions to shareholders:
Staking distribution to Shareholders	(66,090)
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	–
Distributions for Shares redeemed	–
–
Net increase (decrease) in net assets from capital Share transactions	–
Net assets, end of period	$8,513,040

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
Notes to THE Financial Statements (Unaudited)

1.
ORGANIZATION

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of the Third Amended and Restated Agreement and Declaration of Trust executed as of November 21, 2025 (the "Declaration of Trust"). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“Commodity Exchange Act” or “CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Solana ETF (the “Fund”). The Trust had no operations prior to the Fund's launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the "Securities Act"). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. ("NYSE Arca" or the "Exchange").

The Fund seeks to reflect generally the performance of the price of Solana and rewards from staking as much of the Fund's Solana as is practicable (i.e., up to 100%) ("Staking Rewards") to the extent the Sponsor in its sole discretion determines that the Fund may do so without undue legal or regulatory risk, such as without limitation, by adversely affecting the Fund's status as a grantor trust for U.S. federal income tax purposes (the "Staking Requirement"). The Shares have been designed to remove obstacles associated with the complexities and operational burdens involved in a direct investment in Solana by providing an investment with a value that reflects the price of the Solana owned by the Fund at such time, less the Fund's expenses. The Fund is not a proxy for a direct investment in Solana. Rather, the Shares are intended to provide a cost-effective alternative means of obtaining investment exposure through the securities markets that is similar to an investment in Solana. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Solana held by the Fund. This means that the Sponsor does not sell Solana at times when its price is in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

CSC Delaware Trust Company, a subsidiary of Corporation Service Company (the “Trustee”), is the sole trustee of the Trust; Coinbase Custody Trust Company, LLC (the “Solana Custodian”) is the custodian for the Fund’s Solana holdings; and the Bank of New York Mellon is the custodian for the Fund’s cash holdings (the “Cash Custodian” and together with the Solana Custodian, the “Custodians”) and also serves as the Fund’s administrator and transfer agent (the “Administrator” or “Transfer Agent”). The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Solana Custodian is responsible for safekeeping the Solana owned by the Fund. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”). Coinbase Crypto Services, LLC (“Coinbase Crypto” or “Staking Provider”) serves as the Staking Provider for the Fund. Coinbase Inc., an affiliate of the Solana Custodian, is the Fund’s Prime Broker ("Prime Broker"). The Trust is not an investment company registered under the Investment Company Act, and is not required to register under such Act. The Sponsor is not registered with the Securities and Exchange to the Trust and the Fund. The Fund is not a commodity pool for purposes of the Commodity Exchange Act, and the Sponsor is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor with respect to the Fund.

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares ("Creation Units"). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but will be listed and traded on NYSE Arca, Inc. under the ticker symbol "SOEZ." The market price of the Shares may be different than the Fund's NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

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

The accompanying statements of assets and liabilities and schedules of investments at June 30, 2026 and March 31, 2026, and statement of operations, statement of cash flows, and statement of changes in net assets for the three month period ended June 30, 2026, have been prepared on behalf of the Fund individually as the sole operating series of the Trust. Separate combined financial statements and schedules on behalf of the Trust, as registrant combined with the Fund as its sole currently offered series, are presented above in a separate section of this report. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31st.

2.    SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Fund is classified as an Investment Company as defined in ASC 946.

The financial statements presented for the fund are presented at the series level. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the period presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Fund at the individual, series-level. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

2.3. Valuation of Solana

The Fund’s financial statements are prepared in accordance with GAAP. The Fund determines the fair value of Solana based on the price provided by the Solana market that the Fund considers its "Principal Market" as of 11:59:59 PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Solana holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Solana as of the Fund’s financial statement measurement date.

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

As of June 30, 2026 and March 31, 2026, the value of the Solana held by the Fund was categorized as Level 1.

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

The Sponsor intends to convert Staking Rewards to cash and distribute such amounts to Shareholders on a monthly basis. For the quarter ended June 30, 2026, distributions were generally calculated on a three-month lagged basis

The Trust made a $66,090 cash distribution of income generated from its staking activities during the period. This cash distribution consisted of income from Staking Rewards for March 2026. Staking Rewards in a grantor trust are expected to be treated as earned directly by the Shareholders and taxed on a pass-through basis.

2.5. Fees, Expenses, Realized Gains (Losses)

The Fund’s ordinary recurring expense are staking fee and Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Solana Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Solana transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Solana are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. For the period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three month ended on June 30, 2026, the Fund accrued the Sponsor’s Fee of $4,303, offset by the waiver of $3,069.

The Sponsor is not required to pay any staking fees or expenses or extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Solana network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, costs of a credit facility or other borrowing arrangement, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Solana Custodian, Prime Broker, Staking Provider, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. The Fund sell Solana to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor.

There have been no extraordinary or non-routine expenses during the periods presented.

In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor for services performed in connection with the Fund's staking program.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of Solana and/or cash as determined by the Administrator on each day that NYSE Arca, Inc. is open for regular trading.

For cash creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Solana represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For cash redemption transactions conducted in cash, the Sponsor will arrange for the Solana represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Solana has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Solana Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Solana and the trading price of the Shares on the NYSE Arca, Inc. at the time of the offer. Shares offered at different times may have different offering prices.

Changes in the Shares for the period from April 1, 2026 to June 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	650,000	$12,094,601
Creation of Shares	-	-
Redemption of Shares	-	-
Distribution to Shareholders	-	(66,090)
Balance at June 30, 2026	650,000	$12,028,511

*     No comparative period presented as the Fund’s operations commenced on December 3, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares, at the time of the specific creation or redemption.

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the period from April 1, 2026 to June 30, 2026*:

	Quantity of Solana	Amount in US$
Balance at April 1, 2026	112,336.0666	$9,365,458
Solana purchased for the creation of Shares	–	–
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	–	–
Staking income	1,584.4428	128,150
Distribution of staking income to Shareholders	(853.4439)	(66,090)
Net realized gain (loss) from Solana sold for the redemption of Shares	–	–
Net realized gain (loss) from Solana sold for distribution of staking income	–	(26,368)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	(879,285)
Balance at June 30, 2026	113,067.0655	$8,521,865
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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no shares of the Fund were held by a related party.

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

Staking tokens often include a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of June 30, 2026, the Fund has staked 112,936.7774 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
FINANCIAL HIGHLIGHTS

For the Three months ended June 30, 2026*
Net asset value per Share, beginning of period	$14.41
Net investment income (loss)(a)	0.18
Net realized and unrealized gain (loss) on investment in Solana(b)	(1.39)
Net change in net assets from operations	(1.21)
Distributions of net staking rewards to Shareholders	(0.10)
Net asset value per Share, end of period	$13.10

Total return, at net asset value(c)	(8.39)%

Ratio to average net assets(d)
Net investment income (loss)	5.29%
Gross expenses	0.51%
Net expenses	0.37%

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
(a)
Calculated using average Shares outstanding.
(b)
The amount shown for a Share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s Shares in relation to fluctuating market values for the Fund’s underlying investment.
(c)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP. Total return for periods of less than a year are not annualized.
(d)
Annualized.

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statement of Operations, along with the related Notes to the Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s and Fund’s operations, the Sponsor’s plans and references to the Trust’s and Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Solana Trust (the “Trust”) was formed as a Delaware statutory trust on February 10, 2025 and is governed by the provisions of a Third Amended and Restated Agreement and Declaration of Trust (“Declaration of Trust”) dated as of November 21, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Solana ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (the “NYSE Arca” or “Exchange”).

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

The Fund issues and redeems Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Solana and/or cash. Individual Shares will not be redeemed by the Fund but the Shares are listed and traded on the Exchange under the ticker symbol “SOEZ”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the transaction order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund’s ordinary recurring expense are staking fee and Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s Fee on the first $5.0 billion of the Fund’s assets. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period ended June 30, 2026, the Sponsor fee was $4,303 which was offset with the fee waiver of $3,069. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards.

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

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Trust’s Solana using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s Solana are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of Solana based on the price provided by the Solana market that the Trust considers its “principal market” as of 11:59:59 PM, ET on the valuation date (the "Principal Market Price"). The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

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

Critical Accounting Policy

The Trust's and the Fund's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust's financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust's application of accounting policies. A description of the valuation of Solana, a critical accounting policy that is important to understanding the results of operations and financial position presented herein, is provided in the sections entitled “Calculation of Net Asset Value” and “Valuation of Solana,” above. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations (Financing Activities)

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

At June 30, 2026, the Custodian held 113,067.0655 Solana on behalf of the Fund, with a market value of $8,521,865 (cost: $12,227,591) based on the Principal Market Price at quarter end.

The Fund made a $66,090 cash distribution of income generated from its Staking activities during the quarter.

Results of Operations for the three months ended June 30, 2026*

For the quarter ended June 30, 2026, no Shares were issued or redeemed. The Fund’s NAV per Share began the period at $14.41 and ended the period at $13.10. The 9.09% decrease in the Fund's NAV from $14.41 at March 31, 2026 to $13.10 at June 30, 2026 is directly related to the 9.60% decrease in the price of Solana. The Fund's NAV decreased slightly less than the price of Solana on a percentage basis due to the investment income from Solana staking rewards, which was $128,150.

* No comparative period presented as the Fund’s operations commenced on December 3, 2025.

Net realized and change in unrealized loss on investment in Solana for the three months ended June 30, 2026, was approximately $905,653 which consists of a realized loss of $26,368 and a net change in unrealized depreciation on investment in Solana of approximately $879,285. Net decrease in net assets resulting from operations was approximately ($785,925) for the three months ended June 30, 2026, which consisted of the net realized and change in unrealized loss on investment in Solana of $905,653, offset by the net of investment income from Solana staking rewards of $128,150 less $8,422 of expenses.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s ordinary recurring expense are staking fee and Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor's Fee is accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is paid at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor's Fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor will waive the entire Sponsor's Fee on the first $5.0 billion of the Fund's assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified in a prospectus supplement, in the Fund's periodic reports, and/or on the Sponsor's website for the Fund. For the quarter ended June 30, 2026, the Fund accrued the Sponsor's Fee of $4,303, which was offset by the waiver of $3,069. Accordingly, Sponsor fees due during the period were $1,234. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which due to the application of the waiver, compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor has instituted a temporary waiver/expense reimbursement that reduces total Staking Expenses to 5.0% of the gross Staking Rewards.

There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's Fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund will sell Solana on an as-needed basis to pay the Sponsor's fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Solana

As movements in the price of Solana are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of Solana. Past movements in the Solana price are not indicators of future movements.

The following chart shows movements in the price of Solana based on the CME CF Solana Reference Rate – New York Variant for the Solana – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from April 1, 2026 to June 30, 2026.

The average, high, low and end-of-period Solana prices based on the CME CF Solana Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2026 to June 30, 2026	80.24	97.76	May 11, 2026	62.53	June 5, 2026	73.51	June 30, 2026

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

Item 4.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2026 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the period ended June 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the period ended June 30, 2026.

Item 6.
 Exhibits

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No	Description of Exhibit

3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on February 21, 2025.

4.1	Third Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.3	Coinbase Custody Custodial Services Agreement (included in Exhibit 10.1).

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on September 26, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

31.1 (1)	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	Inline XBRL Instance Document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of the Franklin Solana Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings*
Christopher Kings
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: August 14, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.