Form 10-Q
period 2026-09-30
Franklin Solana Trust
filed 2026-11-13
CIK 2057388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The registrant had 850,000 outstanding Shares as of November 2, 2026.

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
Franklin SOLANA TRUST

PART I – FINANCIAL INFORMATION
Item 1.
 Unaudited Financial Statements of the Trust and the Fund

Franklin SOLANA ETF
Franklin SOLANA TRUST

Franklin SOLANA TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2026	March 31, 2026

Assets
Investment in Solana, at fair value (a)	$17,430,135	$9,365,458
Total assets	17,430,135	9,365,458

Liabilities
Sponsor's fee payable	2,371	–
Staking fee payable	941	403
Total liabilities	3,312	403
Commitments and contingent liabilities (Note 7)
Net assets	$17,426,823	$9,365,055

Shares issued and outstanding (b)	850,000	650,000
Net asset value per Share	$20.50	$14.41

(a)	Cost of investment in Solana: $15,741,925 at September 30, 2026 and $12,191,899 at March 31, 2026.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED SCHEDULES OF INVESTMENTS (Unaudited)

September 30, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana (a)	146,978.1164	$15,741,925	$17,430,135	100.02%
Total investments	146,978.1164	$15,741,925	$17,430,135	100.02%
Less liabilities			(3,312)	(0.02)%
Net assets			$17,426,823	100.00%

March 31, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as % of Net Assets
Investment in Solana(b)	112,336.0666	$12,191,899	$9,365,458	100.00%
Total investments	112,336.0666	$12,191,899	$9,365,458	100.00%
Less liabilities			(403)	(0.00)%
Net assets			$9,365,055	100.00%

(a)	As of September 30, 2026, 99.96% of Solana tokens were staked with third party counterparties.
(b)	As of March 31, 2026, 99.98% of Solana tokens were staked with third party counterparties.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*

Investment income
Income from staking rewards	$138,422	$266,572
Expenses
Staking fee	100	7,288
Sponsor’s fee	5,327	9,630
Less: waiver and reimbursement	–	(3,069)
Total expenses	5,427	13,849
Net investment income (loss)	132,995	252,723

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on Solana sold for payment of Staking Reward distributions and expenses	(52,790)	(79,158)
Net change in unrealized appreciation (depreciation) on investment in Solana	5,393,936	4,514,651
Net realized and change in unrealized appreciation (depreciation) on investment in Solana	5,341,146	4,435,493
Net increase (decrease) in net assets resulting from operations	5,474,141	4,688,216
Net increase (decrease) in net assets per Share(a)	$7.70	$6.89

*	No comparative period presented as the Fund’s operations commenced on December 3, 2025.
(a)	Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the Six months ended September 30, 2026*

(Unaudited)

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,688,216
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:

Purchases of Solana	(3,609,988)
Sales of Solana for distribution of Staking Rewards and expenses	247,376
Solana received for Staking Rewards	(266,572)
Net realized (gain) loss on investment in Solana	79,158
Net change in unrealized (appreciation) depreciation on investment in Solana	(4,514,651)
Change in operating assets and liabilities:
Sponsor’s fee payable	2,371
Staking fee payable	538
Net cash provided by (used in) operating activities	$(3,373,552)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	3,610,053
Payments on Shares redeemed	–
Payments for Staking Rewards distribution	(236,501)
Net cash provided by (used in) financing activities	3,373,552

Cash
Net increase (decrease) in cash	–
Cash, beginning of period	–
Cash, end of period	$–

*	No comparative period presented as the Fund’s operations commenced on December 3, 2025.

See accompanying notes to the unaudited combined financial statements.

Franklin SOLANA TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
	(Unaudited)	(Unaudited)
Net assets, beginning of period	$8,513,040	$9,365,055
Net investment income (loss)	132,995	252,723
Net realized gain (loss) on Solana sold for payment of Staking Reward distributions and expenses	(52,790)	(79,158)
Net change in unrealized appreciation (depreciation) on investment in Solana	5,393,936	4,514,651
Net increase (decrease) in net assets resulting from operations	5,474,141	4,688,216
Distribution to Shareholders:
Staking distribution to Shareholders	(170,411)	(236,501)
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	3,610,053	3,610,053
Distributions for Shares redeemed	—	—
Net increase (decrease) in net assets from capital Share transactions	3,610,053	3,610,053
Net assets, end of period	$17,426,823	$17,426,823

*	No comparative period presented as the Fund’s operations commenced on December 3, 2025.

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at September 30, 2026 and March 31, 2026, and the combined statements of operations, combined statement of cash flows, and combined statements of changes in net assets for the three and six month periods ended September 30, 2026, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund. Separate, series-level unaudited financial statements and accompanying notes have been prepared for the Fund and are presented separately in this report. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The accompanying unaudited financial statements are presented for the Trust, as the registrant, combined with the Fund. Individual, series-level financial statements for the Fund are presented separately within this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the combined financial statements relate to the Trust, as the registrant, combined with the Fund, and are unaudited. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

2.2.Calculation of NAV and NAV per Share

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

2.3.Valuation of Solana

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

As of September 30, 2026 and March 31, 2026, the value of the Solana held by the Fund was categorized as Level 1.

2.4. Staking Rewards and Distribution

The Trust maintains control and ownership of staked Solana, and no other party has the right to direct the use of the Solana while it is staked. The Trust does not derecognize staked Solana and the Trust accounts for staked Solana on the same basis as non-staked Solana.

The Trust earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network's proof-of-stake validation process. The Trust accounts for staking rewards by applying the principles of ASC Topic 606, "Revenue from Contracts with Customers". Income from Staking Rewards is recognized when the amount of Solana to which the Trust is entitled for validation activity completed by a node operator is known, calculable, and nonrefundable. When the Staking Rewards are made known to the Fund, the related performance obligation, consisting of the node operator's transaction validation services performed pursuant to a smart contract with the Solana network, has been satisfied. Staking rewards received in Solana represent non-cash consideration and are measured at fair value using the Index price of Solana used to calculate the Fund’s NAV on the date the income from Staking Rewards is recognized. The Staking Provider is the principal in the validation activities that generate the rewards, and the Trust acts as an agent in those activities. Accordingly, the Trust recognizes income from Staking Rewards net of the gross staking rewards retained by the Staking Provider. From time to time, the Staking Provider may rebate a portion of the gross staking rewards retained as its fee. Any such rebates are recognized by the Trust when received or when the amount is fixed and determinable, and are recognized as investment income, as appropriate. There can be no assurance that such rebates will be received in future periods. The Fund allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Fund’s Solana, a Staking Fee. Such allocation to the Sponsor is included on the Combined Statements of Operations.

The Sponsor, on behalf of the Fund, intends to liquidate Staking Rewards for cash to be distributed to shareholders monthly, with such distributions generally calculated on approximately a two-month lagged basis (e.g., Staking Rewards received in January would be re-staked to earn additional Staking Rewards, with the January Staking Rewards then liquidated for cash and distributed to shareholders in March).

The Fund made a $170,411 cash distribution during the three months ended September 30, 2026 and $236,501 during the six months ended September 30, 2026.

2.5. Fees, Expenses, Realized Gains (Losses)

The Trust’s ordinary recurring expenses are the Staking fee and the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Solana Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Solana transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Solana are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. For the period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s fee on the first $5.0 billion of the Fund’s assets. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund may sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $5,327 and for the six months ended September 30, 2026, the Fund accrued the Sponsor’s Fee of $9,630, less waiver and reimbursement of $3,069, the net Sponsor's fee payable for the six months post waiver and reimbursement is $6,561.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at July 1, 2026	650,000	$12,028,511
Creation of Shares	200,000	3,610,053
Redemption of Shares	–	–
Distribution to Shareholders	–	(170,411)
Balance at September 30, 2026	850,000	$15,468,153

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	650,000	$12,094,601
Creation of Shares	200,000	3,610,053
Redemption of Shares	-	-
Distribution to Shareholders	-	(236,501)
Balance at September 30, 2026	850,000	$15,468,153

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares and distribution of Staking Rewards to Shareholders, at the time of the specific creation or redemption.

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the quarter from July 1, 2026 to September 30, 2026*:

	Quantity of Solana	Amount in US$
Balance at July 1, 2026	113,067.0655	$8,521,865
Solana purchased for the creation of Shares	34,563.2636	3,609,988
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	(122.0128)	(10,875)
Staking income	1,522.8851	138,422
Solana sold for the distribution of staking income to Shareholders	(2,053.0850)	(170,411)
Net realized gain (loss) from Solana sold for the redemption of Shares	–	–
Net realized gain (loss) from Solana sold for distribution of staking income and for payment of expenses	–	(52,790)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	5,393,936
Balance at September 30, 2026	146,978.1164	$17,430,135

The following represents the changes in quantity of Solana held and the respective fair value during the six months from April 1, 2026 to September 30, 2026*:

	Quantity of Solana	Amount in US$
Balance at April 1, 2026	112,336.0666	$9,365,458
Solana purchased for the creation of Shares	34,563.2636	3,609,988
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	(122.0128)	(10,875)
Staking income	3,107.3279	266,572
Solana sold for the distribution of staking income to Shareholders	(2,906.5289)	(236,501)
Net realized gain (loss) from Solana sold for the redemption of Shares	–	–
Net realized gain (loss) from Solana sold for distribution of staking income and for payment of expenses	–	(79,158)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	4,514,651
Balance at September 30, 2026	146,978.1164	$17,430,135

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026, no shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only Solana and cash, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital asset and blockchain technology industry; trading activity on digital asset platforms, which may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining Shareholders.

Staking tokens often include a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of September 30, 2026, the Fund has staked 146,918.6708 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
Net asset value per Share, beginning of period	$13.10	14.41
Net investment income (loss)(a)	0.19	0.37
Net realized and unrealized gain (loss) on investment in Solana(b)	7.46	6.08
Net change in net assets from operations	7.65	6.45
Distributions of net staking rewards to Shareholders	(0.25)	(0.36)
Net asset value per Share, end of period	$20.50	20.50

Total return, at net asset value(c)	58.40%	44.76%

Ratio to average net assets(d)
Net investment income (loss)	4.70%	4.97%
Gross expenses	0.19%	0.33%
Net expenses	0.19%	0.27%

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

On October 6, 2026, the IRS released Rev. Proc. 2026-20 establishing new conditions to rely on a safe harbor for certain trusts that qualify as grantor trusts under applicable regulations, which includes the Fund, that allows staking of the trust's digital assets without jeopardizing tax status as investment trusts and grantor trusts for federal income tax purposes. The new guidance supersedes prior IRS guidance regarding staking within the grantor trust structure and provides a six-month implementation compliance period for an existing qualifying trust. The Sponsor is evaluating the impact of this guidance on the Trust and the Fund.

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events other than the foregoing have occurred that require disclosure.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2026	March 31, 2026

Assets
Investment in Solana, at fair value (a)	$17,430,135	$9,365,458
Total assets	17,430,135	9,365,458

Liabilities
Sponsor's fee payable	2,371	–
Staking fee payable	941	403
Total liabilities	3,312	403
Commitments and contingent liabilities (Note 7)
Net assets	$17,426,823	$9,365,055

Shares issued and outstanding (b)	850,000	650,000
Net asset value per Share	$20.50	$14.41

(a) Cost of investment in Solana: $15,741,925 at September 30, 2026 and $12,191,899 at March 31, 2026.
(b) No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
SCHEDULES OF INVESTMENTS (Unaudited)

September 30, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(a)	146,978.1164	$15,741,925	$17,430,135	100.02%
Total investments	146,978.1164	$15,741,925	$17,430,135	100.02%
Less liabilities			(3,312)	(0.02)%
Net assets			$17,426,823	100.00%

March 31, 2026
	Quantity of Solana	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in Solana(b)	112,336.0666	$12,191,899	$9,365,458	100.00%
Total investments	112,336.0666	$12,191,899	$9,365,458	100.00%
Less liabilities			(403)	(0.00)%
Net assets			$9,365,055	100.00%

(a)
As of September 30, 2026, 99.96% of Solana tokens were staked with third party counterparties.
(b)
As of March 31, 2026, 99.98% of Solana tokens were staked with third party counterparties.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*

Investment income
Income from staking rewards	$138,422	$266,572
Expenses
Staking fee	100	7,288
Sponsor's fee	5,327	9,630
Less: waiver and reimbursement	–	(3,069)
Total expenses	5,427	13,849
Net investment income (loss)	132,995	252,723

Net realized and change in unrealized gain (loss) on investment in Solana:
Net realized gain (loss) on Solana sold for payment of Staking Reward distributions and expenses	(52,790)	(79,158)
Net change in unrealized appreciation (depreciation) on investment in Solana	5,393,936	4,514,651
Net realized and change in unrealized appreciation (depreciation) on investment in Solana	5,341,146	4,435,493
Net increase (decrease) in net assets resulting from operations	5,474,141	4,688,216
Net increase (decrease) in net assets per Share(a)	$7.70	$6.89

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the Six months ended September 30, 2026*
(Unaudited)

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,688,216
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Solana	(3,609,988)
Sales of Solana for distribution of Staking Rewards and expenses	247,376
Solana received for Staking Rewards	(266,572)
Net realized (gain) loss on investment in Solana	79,158
Net change in unrealized (appreciation) depreciation on investment in Solana	(4,514,651)
Change in operating assets and liabilities:
Sponsor’s fee payable	2,371
Staking fee payable	538
Net cash provided by (used in) operating activities	$(3,373,552)

Cash Flows from Financing Activities:
Proceeds from issuance of Shares	3,610,053
Payments on Shares redeemed	–
Payments for Staking Rewards distribution	(236,501)
Net cash provided by (used in) financing activities	3,373,552

Cash
Net increase (decrease) in cash	–
Cash, beginning of period	–
Cash, end of period	$–

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.

See accompanying notes to the unaudited financial statements.

Franklin SOLANA ETF
A SERIES OF FRANKLIN SOLANA TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$8,513,040	$9,365,055
Net investment income (loss)	132,995	252,723
Net realized gain (loss) on Solana sold for payment of Staking Reward distributions and expenses	(52,790)	(79,158)
Net change in unrealized appreciation (depreciation) on investment in Solana	5,393,936	4,514,651
Net increase (decrease) in net assets resulting from operations	5,474,141	4,688,216
Distribution to Shareholders:
Staking distribution to Shareholders	(170,411)	(236,501)
Increase (decrease) in net assets from capital Share transactions:
Contributions for Shares issued	3,610,053	3,610,053
Distributions for Shares redeemed	–	–
Net increase (decrease) in net assets from capital Share transactions	3,610,053	3,610,053
Net assets, end of period	$17,426,823	$17,426,823

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

The accompanying statements of assets and liabilities and schedules of investments at September 30, 2026 and March 31, 2026, and statements of operations, statement of cash flows, and statements of changes in net assets for the three and six month periods ended September 30, 2026, have been prepared on behalf of the Fund individually as the sole operating series of the Trust. Separate combined financial statements and schedules on behalf of the Trust, as registrant combined with the Fund as its sole currently offered series, are presented above in a separate section of this report. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Fund is classified as an Investment Company as defined in ASC 946.

The accompanying unaudited financial statements presented for the Fund are presented at the individual, series level. Financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Fund at the individual, series-level, and are unaudited. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of September 30, 2026 and March 31, 2026, the value of the Solana held by the Fund was categorized as Level 1.

2.4. Staking Rewards and Distribution

The Fund maintains control and ownership of staked Solana, and no other party has the right to direct the use of the Solana while it is staked. The Fund does not derecognize staked Solana and accounts for staked Solana on the same basis as non-staked Solana.

The Fund earns additional Solana (“Staking Rewards”) as compensation for participating in the Solana Network's proof-of-stake validation process. The Fund accounts for staking rewards by applying the principles of ASC Topic 606, "Revenue from Contracts with Customers". Income from Staking Rewards is recognized when the amount of Solana to which the Fund is entitled for validation activity completed by a node operator is known, calculable, and nonrefundable. When the Staking Rewards are made known to the Fund, the related performance obligation, consisting of the node operator's transaction validation services performed pursuant to a smart contract with the Solana network, has been satisfied. Staking rewards received in Solana represent non-cash consideration and are measured at fair value using the Index price of Solana used to calculate the Fund’s NAV on the date the income from Staking Rewards is recognized. The Staking Provider is the principal in the validation activities that generate the rewards, and the Fund acts as an agent in those activities. Accordingly, the Fund recognizes income from Staking Rewards net of the gross staking rewards retained by the Staking Provider. From time to time, the Staking Provider may rebate a portion of the gross staking rewards retained as its fee. Any such rebates are recognized by the Fund when received or when the amount is fixed and determinable, and are recognized as investment income, as appropriate. There can be no assurance that such rebates will be received in future periods. The Fund allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Fund’s Solana, a Staking Fee. Such allocation to the Sponsor is included on the Statements of Operations.

The Sponsor, on behalf of the Fund, intends to liquidate Staking Rewards for cash to be distributed to shareholders monthly, with such distributions generally calculated on approximately a two-month lagged basis (e.g., Staking Rewards received in January would be re-staked to earn additional Staking Rewards, with the January Staking Rewards then liquidated for cash and distributed to shareholders in March).

The Fund made a $170,411 cash distribution during the three months ended September 30, 2026 and $236,501 during the six months ended September 30, 2026

2.5. Fees, Expenses, Realized Gains (Losses)

The Fund’s ordinary recurring expenses are the Staking fee and the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Solana Custodian, collectively) and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs and will not seek reimbursement of such costs. Solana transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Solana are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. For the period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s fee on the first $5.0 billion of the Fund’s assets. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund may sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $5,327 and for the six months ended September 30, 2026, the Fund accrued the Sponsor’s Fee of $9,630, less waiver and reimbursement of $3,069, the net Sponsor's fee payable for the six months post waiver and reimbursement is $6,561.

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at July 1, 2026	650,000	$12,028,511
Creation of Shares	200,000	3,610,053
Redemption of Shares	-	-
Distribution to Shareholders	-	(170,411)
Balance at September 30, 2026	850,000	$15,468,153

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026* are as follows:

	Shares	Amount^
Balance at April 1, 2026	650,000	$12,094,601
Creation of Shares	200,000	3,610,053
Redemption of Shares	-	-
Distribution to Shareholders	-	(236,501)
Balance at September 30, 2026	850,000	$15,468,153

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.
^
Dollar amount of balance represents the cumulative fair value of creation of Shares less the redemption of Shares and distribution of Staking Rewards to Shareholders, at the time of the specific creation or redemption.

3.
INVESTMENT IN SOLANA

The following represents the changes in quantity of Solana held and the respective fair value during the quarter from July 1, 2026 to September 30, 2026*:

	Quantity of Solana	Amount in US$
Balance at July 1, 2026	113,067.0655	$8,521,865
Solana purchased for the creation of Shares	34,563.2636	3,609,988
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	(122.0128)	(10,875)
Staking income	1,522.8851	138,422
Solana sold for the distribution of staking income to Shareholders	(2,053.0850)	(170,411)
Net realized gain (loss) from Solana sold for the redemption of Shares	–	–
Net realized gain (loss) from Solana sold for distribution of staking income and for payment of expenses	–	(52,790)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	5,393,936
Balance at September 30, 2026	146,978.1164	$17,430,135

The following represents the changes in quantity of Solana held and the respective fair value during the six months from April 1, 2026 to September 30, 2026*:

	Quantity of Solana	Amount in US$
Balance at April 1, 2026	112,336.0666	$9,365,458
Solana purchased for the creation of Shares	34,563.2636	3,609,988
Solana sold for the redemption of Shares	–	–
Principal on Solana sales to pay expenses	(122.0128)	(10,875)
Staking income	3,107.3279	266,572
Solana sold for the distribution of staking income to Shareholders	(2,906.5289)	(236,501)
Net realized gain (loss) from Solana sold for the redemption of Shares	–	–
Net realized gain (loss) from Solana sold for distribution of staking income and for payment of expenses	–	(79,158)
Net change in unrealized appreciation (depreciation) on investment in Solana	–	4,514,651
Balance at September 30, 2026	146,978.1164	$17,430,135

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026, no shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only Solana and cash, which creates a concentration risk associated with fluctuations in the price of Solana. Accordingly, a decline in the price of Solana will have an adverse effect on the value of the Shares of the Fund. The trading prices of Solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained or rapid declines in the trading prices of Solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Solana and the Shares may include an increase in the global Solana supply or a decrease in global Solana demand; market conditions of, and overall sentiment towards, the digital asset and blockchain technology industry; trading activity on digital asset platforms, which may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands; manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated and substantially less regulated relative to securities markets; and forks in the Solana Network, among other things. Staking activity undertaken by the Fund entails a risk of loss of the Fund’s Solana tokens, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “deactivating” or “cooling down” processes of Solana staking, any staked Solana tokens will be inaccessible for a period of time determined by a range of factors, which may subject the Fund to certain liquidity risks. These risks will be managed pursuant to a liquidity policy designed to address the risk that the Fund could not meet redemption requests without significant dilution of the remaining Shareholders.

Staking tokens often include a specified lock-up period where the delegated tokens are unable to be moved on the blockchain or traded. These restrictions inhibit the Fund's ability to quickly obtain liquidity and trade at prevailing market prices. As of September 30, 2026, the Fund has staked 146,918.6708 Solana tokens with third-party counterparties who manage the staking operations on behalf of the Fund. While the Fund can choose to reclaim its assets at its discretion, it is subject to the unbonding period as specified by the blockchain protocol and enforced through smart contracts.

6.
FINANCIAL HIGHLIGHTS

	For the Three months ended September 30, 2026*	For the Six months ended September 30, 2026*
Net asset value per Share, beginning of period	$13.10	14.41
Net investment income (loss)(a)	0.19	0.37
Net realized and unrealized gain (loss) on investment in Solana(b)	7.46	6.08
Net change in net assets from operations	7.65	6.45
Distributions of net staking rewards to Shareholders	(0.25)	(0.36)
Net asset value per Share, end of period	$20.50	20.50

Total return, at net asset value(c)	58.40%	44.76%

Ratio to average net assets(d)
Net investment income (loss)	4.70%	4.97%
Gross expenses	0.19%	0.33%
Net expenses	0.19%	0.27%

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to the Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

On October 6, 2026, the IRS released Rev. Proc. 2026-20 establishing new conditions to rely on a safe harbor for certain trusts that qualify as grantor trusts under applicable regulations, which includes the Fund, that allows staking of the trust's digital assets without jeopardizing tax status as investment trusts and grantor trusts for federal income tax purposes. The new guidance supersedes prior IRS guidance regarding staking within the grantor trust structure and provides a six-month implementation compliance period for an existing qualifying trust. The Sponsor is evaluating the impact of this guidance on the Trust and the Fund.

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events other than the foregoing have occurred that require disclosure.

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

The Fund’s ordinary recurring expenses are the staking fee and the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor’s fee on the first $5.0 billion of the Fund’s assets. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund may sell Solana as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three and six months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $5,327 and $9,630 respectively offset by a waiver of $3,069 for six months ended. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports and/or on the Fund’s website. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor instituted a temporary waiver/expense reimbursement that reduced total Staking Expenses to 5.0% of the gross Staking Rewards.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The NAV of the Fund is used by the Trust in its day-to-day operations to measure the net value of the Fund’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Fund’s assets less its liabilities based on the Index price. In determining the NAV of the Fund on any business day, the Administrator will calculate the price of the Solana held by the Fund as of 4:00 PM ET on such day. The Administrator will also calculate the “NAV per Share” of the Fund, which equals the NAV of the Fund divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index price to be used when determining NAV. However, determining the value of the Fund’s Solana using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s and the Fund's financial statements. The Fund’s Solana are carried, for financial statement purposes, at fair value, as required by GAAP. The Fund determines the fair value of Solana based on the price provided by the Solana market that the Fund considers its “principal market” as of 11:59:59 PM, ET on the valuation date (the "Principal Market Price"). The Fund's NAV determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Fund per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share”.

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

At September 30, 2026, the Custodian held 146,978.1164 Solana on behalf of the Fund, with a market value of $17,430,135 (cost: $15,741,925) based on the Principal Market Price at quarter end.

The Fund made a $170,411 cash distribution of income generated from its Staking activities during the quarter ended September 30, 2026 and $236,501 for six months ended September 2026.

Results of Operations for the three months ended September 30, 2026*

For the quarter ended September 30, 2026, 200,000 Shares were issued in exchange for 34,563.2636 Solana and no shares were redeemed. The Fund’s NAV per Share began the period at $13.10 and ended the period at $20.50. The 56.49% increase in the Fund's NAV per share from $13.10 at June 30, 2026 to $20.50 at September 30, 2026 is directly related to the 57.34% increase in the price of Solana for the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include investment income from Solana staking rewards, which was $138,422 offset by distributions made from that income and Sponsor's and staking fees.

Net realized and change in unrealized gain on investment in Solana for the three months ended September 30, 2026, was approximately $5,341,146 which consists of a realized loss of $52,790 on the sale of Solana to pay cash distributions in connection with staking rewards and a net change in unrealized appreciation on investment in Solana of approximately $5,393,936. Net increase in net assets resulting from operations was approximately $5,474,141 for the three months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in Solana of $5,341,146, and net investment income from Solana staking rewards of $138,422 less $5,427 of expenses due to payment of the Sponsor's fee and/or fees for staking services provided.

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.

Results of Operations for the six months ended September 30, 2026*

For the six months ended September 30, 2026, 200,000 Shares were issued in exchange for 34,563.2636 Solana and no shares were redeemed. The Fund’s NAV per Share began the period at $14.41 and ended the period at $20.50. The 42.26% increase in the Fund's NAV per share from $14.41 at March 31, 2026 to $20.50 at September 30, 2026 is directly related to the 42.25% increase in the price of Solana for the same period. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include investment income from Solana staking rewards, which was $266,572 offset by distributions made from that income and Sponsor's and staking fees.

Net realized and change in unrealized gain on investment in Solana for the six months ended September 30, 2026, was approximately $4,435,493 which consists of a realized loss of $79,158 on the sale of Solana to pay cash distributions in connection with staking rewards and a net change in unrealized appreciation on investment in Solana of approximately $4,514,651. Net increase in net assets resulting from operations was approximately $4,688,216 for the six months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in Solana of $4,435,493, and net investment income from Solana staking rewards of $266,572 less $13,849 of expenses due to payment of the Sponsor's fee and/or fees for staking services provided.

*
No comparative period presented as the Fund’s operations commenced on December 3, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s ordinary recurring expense are the staking fees and the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: the fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also paid the costs of the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor's fee is accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is paid at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor's fee for stated periods of time. There are no specific circumstances under which the Sponsor may determine it will waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period commencing on the day the Shares are initially listed on the Exchange to May 31, 2026, the Sponsor waived the entire Sponsor's fee on the first $5.0 billion of the Fund's assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified in a prospectus supplement, in the Fund's periodic reports, and/or on the Sponsor's website for the Fund. For the three months ended September 30, 2026, the Fund accrued the Sponsor's fee of $5,327. In consideration for staking services, the Fund pays an aggregate fee equal to 8.0% of the gross Staking Rewards, which compensates the Staking Provider, the Solana Custodian, and the Sponsor. For the period from listing through May 31, 2026, the Sponsor instituted a temporary waiver/expense reimbursement that reduced total Staking Expenses to 5.0% of the gross Staking Rewards.

There are no specific circumstances under which the Sponsor has determined to waive its fees. If the Sponsor decides to waive all or a portion of the Sponsor's fee, Shareholders will be notified of any such waiver in a prospectus supplement, in the Fund's periodic reports and/or on the Fund's website. The Fund may sell Solana on an as-needed basis to pay the Sponsor's fee. The Fund bears transaction costs, including any Solana network fees or other similar transaction fees, in connection with any sales of Solana necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Solana network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Solana

As movements in the price of Solana are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of Solana. Past movements in the Solana price are not indicators of future movements.

The following chart shows movements in the price of Solana based on the CME CF Solana Reference Rate – New York Variant for the Solana – U.S. Dollar trading pair (the “CF Benchmarks Index”) in U.S. dollars per unit over the period from July 1, 2026 to September 30, 2026.

The average, high, low and end-of-period Solana prices based on the CME CF Solana Reference Rate - New York Variant for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 1, 2026 to September 30, 2026	89.50	121.86	September 25, 2026	72.68	August 6, 2026	117.87	September 30, 2026

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing applies with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the period ended September 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended September 30, 2026.

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

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-285121) filed by the Trust on November 21, 2025.

31.1(1)	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Inline XBRL Instance Document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File included as Exhibit 101 (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 13, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.